Form 10-Q
period 1997-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1997-08-25
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-24111


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 6


                  California                       33-0745418
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3158 Redhill Avenue, Suite 120, Costa Mesa, CA  92626           (714)662-5565
     (Address of Principal Offices)                          (Telephone number)

                                            N/A
     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1997




PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheet, June 30, 1997 ........................................3

         Notes to Balance Sheet...............................................4

     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................6


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................8

     Signatures...............................................................9

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)


                                  BALANCE SHEET

                                  June 30, 1997

                                     ASSETS


Cash                                                                    $1,100
                                                                        ------
                                                                        $1,100
                                                                        ------


                        LIABILITIES AND PARTNER'S CAPITAL

Commitments and contingencies (Note 2) Partners' capital (Note 1):
   General partner                                                     $   100
   Original limited partner                                              1,000
                                                                         -----
       Total partners' equity                                            1,100
                                                                         -----
                                                                        $1,100
                                                                        ------



                    See accompanying notes to balance sheet.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                  June 30, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership") was formed pursuant to the laws of California on March 3, 1997 and has not commenced operations. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

     The general partner is WNC & Associates, Inc. (the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Allocations Under the Terms of the Partnership Agreement

         The General Partner has a 1% interest in operating profits and losses, taxable income and losses and cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

         After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 2 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

         The Partnership is offering up to 25,000 limited partnership units at $1,000 per unit (the "Units"). The accompanying balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minim offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event the Partnership is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                      NOTES TO BALANCE SHEET - (Continued)

                                  June 30, 1997

         The Units are being offered by WNC Capital Corporation, a wholly-owned subsidiary of the General Partner.

         If the minimum offering amount of $1,400,000 is raised, the Partnership will be obligated to the General Partner or affiliates for certain acquisition, management and other fees as set forth below:

                  Acquisition fees up to 7.0%, as defined, of the gross proceeds from the sale of Units.

                  Reimbursement for organizational, offering, dealer-manager, selling and acquisition expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions and dealer-manager fees will not exceed 14.5% of the gross proceeds. No amounts have been paid through June 30, 1997 to the General Partner or affiliates. The estimated costs to be paid in the event the minimum offering amount is raised are $203,000. Such amounts, except for acquisition expenses estimated at $21,000, will be recorded as a reduction to equity and recorded as liability.

                  An annual management fee equal to 0.2% of the invested assets (defined by the Partnership's Agreement of Limited Partnership as the sum of the Partnership's capital contributions to limited partnerships plus its allocable percentage of the permanent financing of the limited partnerships).

                  A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

NOTE 3 - INCOME TAXES

         The Partnership will not incur a provision for income taxes since all income taxes and losses will be allocated to the Partners for inclusion in their respective returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Series 5
         As reflected in its financial statements, WNC Housing Tax Credit Fund VI, L.P., Series 5 (the `Partnership") currently has only nominal funds, as it is newly-formed, has not yet commenced operations and the capital anticipated to be raised through its public offering of Units has not yet become available.

         The Partnership plans to raise equity capital from investors by means of its public offering, and then to apply such funds, including the installment payments on the investor Promissory Notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves and expenses of the offering.

         It is not expected that any of the Local Limited Partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the Unitholders in any significant amount, Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee.

         The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

         The Partnership will establish working capital reserves of at least 3% of Capital Contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the Asset Management Fee as well as expenses attendant to the preparation of tax returns and reports to the Unitholders and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the investor Promissory Notes, from which a portion of the working capital reserves is expected to be funded. To the extend that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The Partnership may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

     Under the Partnership Agreement the Partnership does not have the ability to assess the Unitholders for additional Capital Contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Limited
Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Unitholders), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii)above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirements of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

         The Partnership's capital needs and resources are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments, except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund the Partnership's deferred obligations.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6
(Registrant)

By:   WNC & Associates, Inc.         General Partner


By:   /s/ John B. Lester, Jr.        President
          John B. Lester, Jr.        President

Date: August 22, 1997

By:  /s/ Theodore M. Paul
         Theodore M. Paul            Vice President - Finance

Date: August 22, 1997