Form 10-K
period 1997-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1998-04-01
CIK 1036500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-24111


           WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

California                                                   33-0745418

              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                                            (714) 662-5565

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

NONE



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         Supplement Dated January 21, 1998 To Prospectus Dated June 23, 1997, filed pursuant to Rule 424, is incorporated by reference into Part I hereof.

Item 1.  Business

WNC Housing Tax Credit Fund VI, L.P., Series 5

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 5 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 3, 1997 and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multi-family housing complexes that will qualify for low income housing credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of Associates. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, just less than 30% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner as the Partnership has no employees of its own.

Pursuant to a registration statement (Commission File No. 333-24111) which was declared effective on June 23, 1997, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of December 31, 1997, the Partnership had received and accepted subscriptions for 9,834 Units net of volume and dealer discounts of $38,620, in the amount of $9,795,380, of which $351,150 was represented by promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."


Description of Business
-----------------------

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in local limited partnerships and local limited liability companies ("Local Limited Partnerships") each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten-year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners or managing members of the respective Local Limited Partnerships (the "Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes (and then subject to the ability of government lenders to disapprove of transfers), it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by the First Amendment thereto ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1997, the Partnership had invested in two Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of theses Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Apartment Complexes owned by the Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in the Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

As of December 31, 1997, the two Apartment Complexes were still under construction. The Apartment Complexes were being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner or non-managing member in these Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1997

                                                                                               Percentage
                                                 Total            Units           Units          of Units
Name & Location                                  Units        Completed        Occupied          Occupied

Chillicothe Plaza Apartments
 Chillicothe (Livingston County),
   Missouri                                       28                0               0                 0%
Spring Valley Terrace Apartments

 Mayer (Yavapai County), Arizona                  20                0               0                 0%
                                                  --                -               -                 -
                                                  48                0               0                 0%
                                                  ===              ===              =                ==


For additional information respecting the above-referenced Local Limited Partnerships and the Local Limited Partnerships identified for acquisition by the Partnership, there is hereby incorporated herein by reference the information included under the caption "Local Limited Partnership Investments" in the Supplement dated January 21, 1998 to the Prospectus dated June 23, 1997. The referenced portion of the Supplement is appended hereto as Exhibit 99.1. The Partnership will not acquire the Local Limited Partnership identified therein "TULSA-CRESTVIEW."

WNC Housing Tax credit Fund VI, L.P., Series 6
----------------------------------------------

WNC Housing Tax Credit Fund VI, L.P., Series 6 was formed under the California Revised Limited Partnership Act on March 3, 1997 but has not yet commenced operations. Accordingly, no additional information respecting WNC Housing Tax Credit Fund VI, L.P., Series 6 is included in this annual report on Form 10-K.

Item 2.  Properties
-------------------


Through its investment in Local Limited Partnerships the Partnership holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings
--------------------------

NONE

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------


Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At December 31,1997, there were 536 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received no Low Income Housing Credits in 1997.

Item 5b.

The Partnership is conducting an offering pursuant to a registration statement (Commission File No. 333-24111) which was declared effective on June 23, 1997. As of December 31, 1997 the Partnership had received subscriptions for 9,834 Units, for an aggregate amount of capital contributions of $9,795,380 net of volume and dealer discounts of $38,630 in an offering which commenced on July 16, 1997. At December 31, 1997, the above capital contributions consisted of cash of $8,812,345, subscriptions receivable of $631,885 and notes receivable of $351,150. At December 31, 1997, approximately $1,257,500 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $650,500 and wholesaling and other organization and offering expenses of approximately $322,300 which were paid or to be paid to non-affiliates. At December 31, 1997, approximately $8,537,500 (net proceeds after selling commissions and offering expenses) is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:

                                    Paid or to be paid to              Paid or to be
                                    General Partner or affiliate       paid to others            Total
                                    ----------------------------       --------------            -----


         Acquisition fees                   $  664,500                                          $ 664,500
         Acquisition costs                                             $      36,500               36,500
         Lower tier partnerships                                           1,697,300            1,697,300
         Reserves or available to
          be invested                                                      6,139,200            6,139,200
                                               --------                   ----------          ----------

         Total                              $  664,500                 $   7,873,000           $8,537,500
                                            ==========                     =========            =========


Item 6.  Selected Financial Data
--------------------------------

                                                        August 29
                                                   (Date operations
                                                 commenced) through
                                                   December 31,1997
                                                   ----------------


             Revenue                                         $10,012

             Partnership operating expenses                  (10,099)

             Equity in income of
             Local Limited Partnerships                        2,395
                                                               -----

             Net income                                       $2,308
                                                              ======

             Net income per Limited
             Partnership Interest                              $1.13
                                                               =====


             Total assets                                 $9,412,705
                                                          ==========

             Net investment in
             Local Limited Partnerships                   $2,398,460
                                                          ==========

             Capital contributions payable to
             Local Limited Partnerships                     $860,671
                                                            ========

             Accrued fees and expenses due to
             affiliates                                     $361,900
                                                            ========

             Tax credits per $1,000 invested                    $0
                                                                ==

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

The Partnership is raising equity capital from investors by means of it offering and is applying such capital to the purchase price and acquisition fees and costs of Local Limited Partnerships Interests, reserves and expenses. As of August 29, 1997, the Partnership had received cash subscription funds in excess of $1,400,000, thereby satisfying the minimum offering condition. As of December 31, 1997 and March 19, 1998 the Partnership had received and accepted subscription funds in the amounts of $9,795,380 (9,834 Units), and $14,346,005 (14,409 Units), respectively, of which $351,150 and $468,650, respectively, were represented by promissory notes of investors.

Approximately 75% of the proceeds from the sale of Units have been committed to the purchase price and acquisition fees and costs of eight Local Limited Partnership Interests, reserves and expenses of the offering. The Partnership requires a total of approximately $10,841,000 in this regard. As of December 31, 1997 and March 19, 1998, the Partnership had made capital contributions of $836,632 and $3,693,095, respectively, to Local Limited Partnerships

As of December 31, 1997 the Partnership was indebted to Associates in the amount of $361,900 The component items of such indebtedness were as follows: accrued acquisition fees of approximately $62,900, advances to pay front-end fees and costs of approximately $294,300, and other advances of approximately $4,700.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $5,498,400 for the period ended December 31, 1997. This increase in cash was provided by the Partnership's financing activities, including the proceeds from the offering. Cash from financing activities for the period ended December 31, 1997 of approximately $7,917,800 was sufficient to fund the investing activities of the Partnership in the aggregate amount of approximately $2,416,500 which consisted primarily of capital contributions to Local Limited Partnerships, loans to Local Limited Partnerships and acquisition costs and fees of approximately $836,600, $878,900 and 701,000, respectively. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided by operations consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

It is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including payment of the asset management fee to the General Partner.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's investment commitments and proposed operations.

The Partnership will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under its Partnership Agreement the Partnership does not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity contributed by the general partners of the Local Limited Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local Limited Partnerships, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of Local Limited Partnership promissory notes and disbursed to fund the deferred obligations of the Partnership.

Results of Operations
---------------------

As reflected on its Statements of Operations, the Partnership had income of approximately $2,308 for the period ended December 31, 1997. The component items of revenue and expense are discussed below.

Revenue.  The  Partnership's  revenue  consists  entirely of interest  earned on
Limited   Partner   promissory   notes  and  cash  deposits  held  in  financial
institutions (i) as reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that the Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of capital contributions.

Expenses. The most significant component of operating expenses is expected to be the asset management fee. The asset management fees is equal to the greater of
(i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. No management fees were incurred for the period ended December 31, 1997.

Amortization expense consists of the amortization over a period of 30 years of acquisition fees and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
         NONE.
                                       8

Item 8.  Financial Statements and Supplementary Data
                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity
(deficit) and cash flows for the period August 29, 1997 (date operations commenced) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnership or the limited liability corporation in which WNC Housing Tax Credit Fund VI, L.P., Series 5 is a limited partner and investor member, respectively. These investments, as discussed in
Note 3 to the financial statements, are accounted for by the equity method. The investments in these entities represented 25% of the total assets of WNC Housing Tax Credit Fund VI, L.P., Series 5 at December 31, 1997. The financial statements of the limited partnership were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this limited partnership, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the period August 29, 1997 (date operations commenced) through December 31, 1997, in conformity with generally accepted accounting principles.




                                                               /S/Corbin & Wertz
                                                               -----------------
                                                               CORBIN & WERTZ

Irvine, California
March 19, 1998



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                  BALANCE SHEET

                                December 31, 1997




                                     ASSETS

Cash and cash equivalents                                                                     $    5,498,424
Subscriptions receivable (Note 6)                                                                    631,885
Loans receivable (Note 2)                                                                            878,894
Investments in limited partnerships and limited liability
 corporations (Note 3)                                                                             2,398,460
Other assets                                                                                           5,042
                                                                                               -------------

                                                                                              $    9,412,705
                                                                                              ==============


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships and limited liability
    corporations (Note 4)                                                                     $      860,671
   Accrued fees and advances due to General Partner
    and affiliate (Note 4)                                                                           361,900
                                                                                               -------------

         Total liabilities                                                                         1,222,571
                                                                                               -------------

Commitments and contingencies (Note 7)

Partners' equity (deficit) (Notes 6, 7 and 8):
   General partner                                                                                   (12,452)
   Limited partners (25,000 units authorized, 9,834
    units outstanding at December 31, 1997)                                                        8,202,586
                                                                                               -------------

         Total partners' equity                                                                    8,190,134
                                                                                               ------------


                                                                                              $    9,412,705
                                                                                              ==============


                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997



Interest income                                                                                   $       10,012
                                                                                                   -------------

Operating expenses:
   Amortization                                                                                            2,256
   Other                                                                                                   7,843
                                                                                                   -------------
     Total operating expenses                                                                             10,099
                                                                                                   -------------

Loss from operations                                                                                         (87)
                                                                                                   -------------

Equity in income from limited partnership and limited
 liability corporation (Note 3)                                                                            2,395
                                                                                                   -------------

Net income                                                                                        $        2,308
                                                                                                   =============

Net income allocated to:
   General partner                                                                                $           23
                                                                                                   =============
   Limited partners                                                                               $        2,285
                                                                                                   =============

Net income per weighted limited partner units                                                     $         1.13
                                                                                                   =============

Outstanding weighted limited partners units                                                                2,029
                                                                                                   =============



                See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997



                                                                General            Limited
                                                                Partner           Partners              Total
                                                             --------------    ----------------     ---------------


Contribution from General Partner                          $          100      $        1,000     $        1,100


Sale of limited partnership units, net of
 discounts of $38,620                                                   -           9,795,380          9,795,380


Sale of limited partnership units issued for
 promissory notes receivable (Note 6 )                                  -            (351,150)          (351,150)


Offering expenses                                                 (12,575)         (1,244,929)        (1,257,504)


Net income                                                             23               2,285              2,308
                                                            -------------       -------------      -------------


Equity (deficit) at December 31, 1997                      $      (12,452)     $    8,202,586     $    8,190,134
                                                           ==============      ==============     ==============



                See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997



Cash flows from operating activities:
   Net income                                                                                     $        2,308
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Amortization                                                                                        2,256
       Equity in income from limited partnership and limited
        liability corporation                                                                             (2,395)
       Change in other assets                                                                             (5,042)
                                                                                                   --------------

Net cash used in operating activities                                                                     (2,873)
                                                                                                   -------------

Cash flows from investing activities:
   Investments in limited partnership and limited liability
    corporation, net                                                                                    (836,632)
   Loans receivable                                                                                     (878,894)
   Capitalized acquisition costs and fees                                                               (638,140)
                                                                                                   -------------

Net cash used in investing activities                                                                 (2,353,666)
                                                                                                   -------------

Cash flows from financing activities:
   Capital contributions                                                                               8,813,445
   Increase in due to general partner and affiliates                                                       4,712
   Offering expenses                                                                                    (963,194)
                                                                                                   -------------

Net cash provided by financing activities                                                              7,854,963
                                                                                                   -------------

Net change in cash and cash equivalents                                                                5,498,424

Cash and cash equivalents, beginning of period                                                                 -
                                                                                                   -------------

Cash and cash equivalents, end of period                                                          $    5,498,424
                                                                                                   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
       Interest                                                                                   $            -
                                                                                                   =============
       Income taxes                                                                               $          800
                                                                                                   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITES:
   For the period ended December 31, 1997, the Partnership  incurred but did not
   pay  offering   expenses  and  acquisition  fees  of  $294,310  and  $62,878, respectively (see Note 4).


                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 3, 1997, and commenced operations on August 29, 1997. Prior to August 29, 1997, the Partnership was considered a development-stage enterprise. The Partnership was formed to invest primarily in other limited partnerships and limited liability corporations ("Investees") which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

The Partnership shall continue in full force and effect until December 31, 2052, unless terminated prior to that date, pursuant to the Partnership agreement or law.

Pursuant to the Partnership agreement, the Partnership is authorized to sell 25,000 Units at $1,000 per Unit ("Units") of which 9,834 Units in the amount of $9,795,380, net of discounts of $38,620 for volume purchases, had been sold as of December 31, 1997. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the Investees will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the Investees. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each Investee is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partner or managing member of the Investees, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

Method of Accounting For Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Investees' results of operations and for any distributions received. The accounting policies of the Investees are consistent with the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and amortized over 30 years (see Note 3).

Losses from Investees allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market account and funds in escrow from sale of units.

Concentration of Credit Risk
----------------------------

As of December 31, 1997, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. Through December 31, 1997, the Partnership incurred offering expenses and selling expenses of $607,044 and $650,460, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain Investees in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder (8.75% at December 31, 1997). Loans receivable with a balance of $778,894 at December 31, 1997 were collectible from two limited partnerships, one of which was acquired in 1998, and one of which is in negotiations to be acquired (see Note 7). Loans receivable with a balance of $100,000 at December 31, 1997 were collectible from one limited partnership and are to be repaid to the Partnership in 1998.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS AND LIMITED LIABILITY CORPORATIONS
-------------------------------------------------------------------------------

As of December 31, 1997, the Partnership had acquired interests in two Investees, each of which owns one apartment complex consisting of an aggregate of 48 apartment units. As of December 31, 1997, construction or rehabilitation of the apartment complexes had been partially completed. The respective general or managing partners of the Investees manage the day to day operations of the entities. Significant Investee business decisions require approval from the Partnership. The Partnership, as a limited partner or investor member, is generally entitled to 99%, as specified in the partnership or limited liability corporation agreements, of the operating profits and losses of the Investees upon its acquisition of such investments.

The Partnership's investment in the limited partnership and limited liability corporation as shown in the accompanying balance sheet as of December 31, 1997 is approximately $1,559,000 greater than the Partnership's equity as shown in the Investees' financial statements. This difference is primarily due to acquisition costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and are being amortized over 30 years and certain capital contributions accrued but not paid (see Note 4).

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS AND LIMITED LIABILITY
------------------------------------------------------------------
CORPORATIONS, continued
-----------------------

Following is a summary of the equity method activity of the investment in the limited partnership and the limited liability corporation for the year ended December 31, 1997:


Investments, beginning of year                                                                $            -

Capital contributions                                                                                836,632

Capital contributions payable                                                                        860,671

Capitalized acquisition fees and costs                                                               701,018

Equity in income of limited partnership and limited liability corporation                              2,395

Amortization of acquisition fees and costs                                                            (2,256)
                                                                                               -------------

                                                                                              $    2,398,460
                                                                                              ==============

Approximate  combined  condensed  financial   information  from  the  individual
financial statements of the limited partnership and the limited liability corporation at December 31, 1997 and for the period then ended is as follows:


                        COMBINED CONDENSED BALANCE SHEETS

                                     ASSETS

Land                                                                                          $       93,000
Construction in progress                                                                             357,000
Other assets (including restricted cash of $189,000)                                                 643,000
                                                                                               -------------

                                                                                              $    1,093,000
                                                                                              ==============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Construction loans payable                                                                 $      149,000
   Other liabilities                                                                                  29,000
                                                                                               -------------
         Total liabilities                                                                           178,000
                                                                                               -------------

Partners' equity:
   WNC Housing Tax Credit Fund VI, L.P., Series 5                                                    839,000
   Other partners                                                                                     76,000
                                                                                               -------------
         Total partners' equity                                                                      915,000
                                                                                               -------------

                                                                                              $    1,093,000
                                                                                              ==============

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------


                   COMBINED CONDENSED STATEMENT OF OPERATIONS

Total revenue                                                                                     $        2,000

Total expenses                                                                                                 -
                                                                                                   -------------

Net income                                                                                        $        2,000
                                                                                                   =============

Net income allocable to Partnership                                                               $        2,000
                                                                                                   =============

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Investees. Through December 31, 1997, the Partnership incurred acquisition fees of $664,500. Accumulated amortization was insignificant for 1997.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Investees. These reimbursements will not exceed 1.5% of the gross proceeds. As of December 31, 1997, the Partnership incurred acquisition costs of $36,518, which have been included in investments in limited partnerships and limited liability corporations. Accumulated amortization was insignificant for 1997.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. As of December 31, 1997, asset management fees have not been incurred.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and advances due the General  Partner and affiliate  consist of the following at December 31, 1997:
Acquisition fees                                                                              $       62,878

Advances made for acquisition costs, organizational,
 offering and selling expenses                                                                       294,310

Other                                                                                                  4,712
                                                                                               -------------

                                                                                              $      361,900
                                                                                              ==============

Payables to limited partnerships and limited liability corporations represents amounts which are due at various times based on conditions specified in the Investee agreements. These contributions are non-interest bearing, are payable in installments and are due upon the Investee achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

As of December 31, 1997, the Partnership had received subscriptions for 9,834 units which included subscriptions receivable of $631,885 and promissory notes of $351,150. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 5.5% per annum, due no later than 13 months after the subscription date. Since the promissory notes had not been collected prior to the issuance of the financial statements, the unpaid balance was reflected as a reduction of partners' equity in the accompanying financial statements as of December 31, 1997.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Subsequent to December 31, 1997, the Partnership acquired three limited partnership interests which required capital contributions totaling approximately $3,967,000, of which $518,700 has been advanced as of December 31, 1997 and has been reflected in loans receivable in the accompanying balance sheet. The Partnership is negotiating to acquire three additional limited partnership interests which would commit the Partnership to additional capital contributions of approximately $2,529,000 of which $260,194 has been advanced as of December 31, 1997 and has been reflected in loans receivable in the accompanying balance sheet (see Note 2).

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 8 - SUBSEQUENT EVENT
-------------------------

From January 1, 1998 through March 19, 1998, the Company has received subscriptions for an additional 4,575 units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE.


Item 10.  Directors and Executive Officers of the Registrant


The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California (RBCC), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 and a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Tax Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Director - Acquisitions. He has 11 years' experience in analysis pertaining to the development of multi-family and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.


Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of December 31, 1997 approximately $1,257,500 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $972,800 was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). Through December 31, 1997, the aggregate amount of acquisition fees paid or accrued was approximately $664,500.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expenses not to exceed 1.5% of the Gross Proceeds expended by such persons on behalf of the Partnership in the amounts $36,518.

(d) An annual asset management fee in an amount equal to 0.2% of Invested Assets which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Apartment Complexes.

(e) The Partnership did not reimbursed the General Partner or its affiliates as of December 31, 1997 for any operating expenses expended by such persons on behalf of the Partnership.
 .
(f) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 14% through December 31, 2006, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) The General Partner will receive 1% of the Low Income Housing Credits. No Low Income Housing Credits have been allocated.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

County Bank, a California Corporation, 550 West Main, Merced California owns 830 of the 9,834 Units outstanding as of December 31, 1997 (8.44%) and is the only person known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

(b)   Security Ownership of Management

Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)   Changes in Control

The management and control of the General Partner may be changed at any time in accordance with its organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.


Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Report of independent public accountants
Balance sheet as of December 31, 1997
Statement of operations for the period July 15, 1997 (date operations commenced) to December 31, 1997 Statement of cash flows for the period July 15, 1997 (date operations commenced) to December 31, 1997 Statements of Partners' Equity for the years ended December 31, 1997 Notes to financial statements

Financial Statement Schedules:
     N/A

Exhibits
3.1:  Agreement  of  Limited  Partnership  dated as of March 3,  1997,  filed as
Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement, is hereby incorporated herein as Exhibit 3.1.

3.2 First Amendment to Agreement of Limited Partnership dated as of August 29, 1997

Material Contracts
10.1 Amended and Restated Agreement of Limited Partnership of Chillicothe Plaza Apts., L.P. filed as exhibit 10.1 to the current report on Form 8-K dated November 11, 1997, is herein incorporated by reference as Exhibit 10.1.

10.2 Amended and Restated Agreement of Spring Valley Terrace Apartments, L.L.C. filed as Exhibit 10.3 to Post-effective Amendment No. 1 to Registration statement, is herein incorporated by reference as Exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of El Reno Housing Associates Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.3.

10.4 Second Amended and Restated Agreement of Limited Partnership of Hughes Villas Limited Partnership filed as Exhibit 10.2 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.4.

10.5 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Hughes Villas Limited Partnership filed as Exhibit 10.3 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Mark Twain Senior Community Limited Partnership filed as Exhibit 10.3 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.5.

99.1 Relevant portions of the Supplement dated January 21, 1998, portions of which are incorporated by reference into Part I hereof.

         REPORTS ON 8-K.

Form 8K Current Report dated November 5, 1997

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:_____________________________________________________
WNC & Associates, Inc.     General Partner



By:_____________________________________________________
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: March 31, 1998


By:_____________________________________________________
Theodore M. Paul  Vice-President, Finance of WNC & Associates, Inc.

Date: March 31, 1998




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:_____________________________________________________
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.

Date: March 31, 1998


By:_____________________________________________________
John B. Lester, Jr.        Director of WNC & Associates, Inc.

Date: March 31, 1998


By:_____________________________________________________ David N Shafer Director
of WNC & Associates, Inc.

Date: March 31, 1998