Form 10-Q
period 1998-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5; WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1998-08-28
CIK 1036500, 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-24111


                      WNC HOUSING TAX CREDIT FUND VI, L.P.,
                              Series 5 and Series 6

California                                       33-0775418       (Series 5)
                                                 33-0761578       (Series 6)
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


3158 Redhill Avenue, Suite 120
Costa Mesa, CA  92626
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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

PART I. FINANCIAL INFORMATION
Section A.  Series 5
Item 1.  Financial Statements
  Balance Sheet, June 30, 1998 and December 31, 1997                        2
  Statement of Operations For the Three and Six Months ended
    June 30, 1998                                                           3
  Statement of Partners' Equity
    For the Six Months ended June 30, 1998                                  4
  Statement of Cash Flows
    For the Six Months ended June 30, 1998                                  5
  Notes to Financial Statements                                             7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12
Item 3.  Quantitative and Qualitative Disclosures About Market Risks       14

Section B   Series 6
Series 6 currently has had no operations. Accordingly, only the balance sheet is included herein for Series 6.
Item 1.  Financial Statements
         Balance Sheet, June 30, 1998                                      15
         Notes to Balance Sheet                                            16
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18
Item 3.  Quantitative and Qualitative Disclosures About Market Risks`      19

PART II. OTHER INFORMATION
Section A .   Series 5
Item 1.  Legal Proceedings                                                 20
Item 2.  Changes in Securities and Use of Proceeds                         20
Item 3.  Defaults Upon Senior Securities                                   20
Item 4.  Submission of Matters to a Vote of Security Holders               20
Item 5.  Other Information                                                 20
Item 6.  Exhibits and Reports on Form 8-K                                  21

Section B.  Series 6
Item 1.  Legal Proceedings                                                 21
Item 2.  Changes in Securities and Use of Proceeds                         21
Item 3.  Defaults Upon Senior Securities                                   21
Item 4.  Submission of Matters to a Vote of Security Holders               21
Item 5.  Other Information                                                 21
Item 6.  Exhibits and Reports on Form 8-K                                  22

Signatures                                                                 23

Part I.  Finacial Information
Section A. Series 5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                                    1998               1997
                                                    ----               ----
                                     ASSETS

Cash and cash equivalents                $      11,960,295   $      5,498,424
Subscriptions receivable - Note 6                1,644,250            631,885
Loans receivable - Note 2                          380,194            878,894
Investment in limited
 partnerships - Note 3                          10,443,594          2,398,460
Other assets                                        27,432              5,042
                                                ----------          ---------
                                         $      24,455,765   $      9,412,705
                                                ==========          =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships
  - Note 5                               $       2,874,296   $        860,671
Accrued fees and expenses due to
  general partner and affiliates
  - Note 4                                       1,035,683            361,900
                                                ----------          ---------
                                                 3,909,979          1,222,571
                                                ----------          ---------
Commitments and contingencies
- Note 8 Partners' equity (deficit):
 General partner                                   (14,204)           (12,452)
 Limited partners (25,000 units authorized,
  24,638 and 9,834 units issued
  and outstanding at June 30, 1998 and
  December 31, 1997, respectively)              20,559,990          8,202,586
                                                ----------          ---------
Total partners' equity                          20,545,786          8,190,134
                                                ----------          ---------
                                         $      24,455,765      $   9,412,705
                                                ==========          =========
                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)


                             STATEMENT OF OPERATIONS

                For The Three and Six Months Ended June 30, 1998

                                                Three              Six
                                                Months            Months
                                                ------            ------

Interest income                      $          70,471    $       123,367
                                               -------            -------

Operating expenses:
Amortization                                    10,396             17,160
Asset management fees -Note 4                   17,163             18,035
Other                                            3,568              3,568
                                               -------            -------

Total operating expenses                        31,127             38,763
                                               -------            -------

Income from operations                          39,344             84,604

Equity in loss from
 limited partnerships - Note 3                 (12,515)           (26,100)
                                               -------            -------

Net income                           $          26,829    $        58,504
                                               =======            =======

Net income allocated to:
  General partner                    $              27    $            59
                                               =======            =======

  Limited partners                   $          26,802    $        58,445
                                               =======            =======

Net income per weighted limited
 partner units (15,790)              $            1.70    $          3.70
                                               =======            =======



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                     For The Six Months Ended June 30, 1998



                                         General       Limited
                                         Partner       Partner        Total
                                         -------       -------        -----


Equity (deficit), December 31, 1997     $ (12,452)  $  8,202,586  $  8,190,134

Capital contributions                                 14,769,145    14,769,145

Offering expenses                          (1,811)    (1,809,436)   (1,811,247)

Capital issued for notes receivable -
   Note 6                                               (660,750)     (660,750)


Net income                                     59         58,445        58,504
                                          -------     ----------    ----------


Equity (deficit), June 30, 1998         $ (14,204)  $ 20,559,990  $ 20,545,786
                                          =======     ==========    ==========








                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1998


                                                                1998
                                                                ----
Cash flows used by operating activities:
 Net income                                            $       58,504
  Adjustments to reconcile net income to net
  cash used in operating activities:
   Equity in loss of limited partnerships                      26,100
   Amortization                                                17,160
   Asset management fee                                        18,035
   Change in other assets                                     (22,390)
   Change in accrued fees and expenses
    due to general partner and affiliates                      (6,913)
                                                          -----------
     Net cash provided by operating activities                 90,496
                                                          -----------

Cash flows used by investing activities:
  Investment in limited partnerships                       (4,489,497)
  Acquisition fees and costs                                 (784,589)
  Distributions from limited partnerships                         315
                                                          -----------

    Net cash used by investing activities                  (5,273,771)
                                                          -----------

Cash flows provided by financing activities:
  Capital contributions                                    13,096,030
  Offering expenses                                        (1,450,884)
   Net cash provided by financing activities               11,645,146
                                                          -----------

Net increase in cash and cash equivalents                   6,461,871
Cash and cash equivalents, beginning of period              5,498,424
                                                          -----------

Cash and cash equivalent, end of period                $   11,960,295
                                                          ===========

(Continued)
                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)


                       STATEMENT OF CASH FLOWS (CONTINUED)

                     For the Six Months Ended June 30, 1998


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 1998 Series 5 incurred, but did not pay, $662,661 of payables to affiliates for acquisitions costs, and fees and offering expenses (see Note 4).

During the six months ended June 30, 1998 Series 5 incurred, but did not pay, $2,013,625 of payables to limited partnership in connection with the acquisition of limited partnership interests.

During the six months ended June 30, 1998 Series 5 applied $498,700 from a loan receivable to the respective note payables to limited partnership in connection with the acquisition of limited partnership interests.

During the six months ended June 30, 1998 $660,750 of capital contributions were recorded as notes receivable and $1,012,365 were recorded as subscriptions receivable.









                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Organization
------------
WNC Housing Tax Credit Fund, VI, L.P., Series 5 ("Series 5") was formed under the California Revised Limited Partnership Act on March 3, 1997 and commenced operations on August 29, 1997. Series 5 was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in Series 5's Annual Report of December 31, 1997.

In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months ended June 30, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner of Series 5 is WNC & Associates, Inc. (the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of Series 5 and owns, through the Lester Family Trust, just less than 30% of the outstanding stock of WNC & Associates, Inc.

Pursuant to the Partnership Agreement, Series 5 is authorized to sell 25,000 units of limited partnership interests ("Units") at $1,000 per Unit of which 24,638 Units in the amount of $24,564,525 had been sold as of June 30, 1998,.

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a .01% interest in operating profits and losses, taxable income and loss and in cash available for distribution from Series 5. The limited partners will be allocated the remaining 99.9% of these items in proportion to the number of their respective Units.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1998

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

Allocations Under the Terms of the Partnership Agreement (Continued)
After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in Series 5's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 3 below) any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to the number of their respective Units) and 10% to the General Partner.

Method of Accounting For Investment in Limited Partnerships
Series 5 accounts for its investments in limited partnerships using the equity method of accounting, whereby Series 5 adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by Series 5 in acquiring the investments in limited partnerships are capitalized as part of the investment.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
Series 5 considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1998


NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by Series 5 to certain limited partnerships in which Series 5 may invest. These loans will be applied against the first capital contribution due if Series 5 ultimately acquires a limited partnership interest. In the event that Series 5 does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to an affiliate of the general partner (8.75 % at June 30,1998). Loans receivable of $498,700 at December 31, 1997 were applied to capital contributions due for limited partnership interests acquired in January 1998. Loans receivable with a balance of $260,194 at June 30, 1998 was collectible from a partnership which is in negotiation to be acquired (set Note
8). Loans receivable with a balance of $120,000 at June 30, 1998 were collectible from two limited partnerships that Series 5 has declined to acquire. $100,000 was received subsequent to June 30, 1998 from one of the partnerships and $20,000 is to be repaid by the other partnership to Series 5 in 1998.


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of June 30, 1998 and December 31, 1997:

                                                     1998          1997
                                                     ----          ----
Investment balance,
  beginning of period                         $   2,398,460  $         0
Capital contributions                             4,988,197      836,632
Capital contributions payable                     2,013,625      860,671
Capitalized acquisition fees and costs            1,086,887      701,018
Distributions from limited partnerships                (315)
Equity in income of limited partnerships            (26,100)       2,395
Amortization of acquisition fees and costs          (17,160)      (2,256)
                                                 ----------   ----------
Investment balance,
  end of period                               $  10,443,594  $ 2,398,460
                                                 ==========   ==========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1998


NOTE 4- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of its Agreement of Limited Partnership, Series 5 is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees up to 7% of the gross proceeds from the sale of Units. Acquisition fees of $989,327 were incurred during the six months ended June 30, 1998.

         Reimbursement for acquisition expenses, offering and selling expenses advanced by the General Partner or affiliates on behalf of Series 5. These reimbursements plus all other acquisition costs and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the six months ended June 30, 1998 Series 5 incurred acquisition expense, offering and selling expenses of $97,560, $810,522, and $1,000,725, respectively.

         An annual management fee not to exceed .2% of Series 5's invested assets (defined by Series 5's Agreement of Limited Partnership as Series 5's capital contributions to limited partnerships plus its allocable percentage of the permanent financing of the limited partnerships). Series 5 has incurred fees of $18,035 for the six months ended June 30, 1998.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in Series 5's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1998 and December 31, 1997:

                                                   1998              1997
                                                   ----              ----

 Acquisition fees                            $    332,207       $   62,878
 Advances made for acquisition costs,
  organizational, offering and selling
  expenses                                        680,642          294,310
 Asset management fees                             18,035
 Other                                              4,799            4,712
                                                ---------          -------
   Total accrued fees and advances           $  1,035,683       $  361,900
                                                =========          =======

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1998


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at June 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of Series 5's initial investment.

NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

As of June 30, 1998, Series 5 had received subscriptions for 24,638 units which included subscriptions receivable of $1,644,250 and promissory notes of $1,011,900. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note bearing fixed interest at the rate of 5.5% per annum. Interest rates are established quarterly. Principal and interest are due (i) January 31, 1999 if the investor subscribes on or before June 30, 1998, (ii) June 30, 1999 if the investor subscribes between July 1, 1998 and December 31, 1998 or (iii) January 31, 2000 if the investor subscribes after December 31, 1998. The amount of promissory notes receivable during the six months ended June 30, 1998 ($1,011,900) is presented as a reduction in partners' equity.

Subscriptions   receivable  presented  on  the  accompanying  balance  sheet  of
$1,644,250 were received subsequent to June 30, 1998 and accordingly have been classified as an asset.

NOTE 7 - INCOME TAXES
---------------------

Series 5 will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Subsequent to June 30, 1998, Series 5 acquired one limited partnership interest which required capital contributions totaling approximately $1,844,678. Series 5 is negotiating to acquire one additional limited partnership interest which would commit Series 5 to additional capital contributions of approximately $1,312,916 of which $260,194 has been advanced as of June 30, 1998 and is reflected in the loans receivable in the accompanying balance sheet as of June 30, 1998 (see Note 2).
                                       11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

Series 5 is raising equity capital from investors by means of its Offering, and is applying such capital, including the installment payments on the Promissory Notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, Reserves and expenses. As of August 29, 1997 Series 5 had received cash subscriptions funds of $1,400,000, thereby satisfying the minimum offering condition. As of June 30, 1998, Series 5 had received and accepted subscriptions in the amount of $24,564,525, net of discounts of $73,475 (24,638 Units), of which $1,011,900 was represented by Promissory Notes.

As of June 30, 1998, Series 5 was indebted to WNC & Associates, Inc. in the amount of approximately $1,035,000. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $332,000, advances to pay front-end fees of approximately $680,000, accrued asset management fees of approximately $18,000 and other advances of approximately $5,000.

As of June 30, 1998 and December 31, 1997, Series 5 had made capital contributions to Local Limited Partnerships of approximately $5,824,800 and $ 836,600 and had commitments of approximately $2,874,300 and $860,700 for those limited partnership interests acquired. Further, Series 5 had loans outstanding to Local Limited Partnerships as of June 30, 1998 and as of December 31, 1997, of approximately $380,200 and $878,900, respectively. Of the amount outstanding as of December 31, 1997, approximately $498,700 was loaned to EL RENO and was applied to Series 5's purchase price upon acquisition of this Limited
Partnership Interest in January 1998. The balance of $380,000 is still outstanding as of June 30, 1998 and consist of three loans: approximately $260,200 made to Apartment Housing of Theodore, a partnership under negoiation to be acquired; $100,000 made to TULSA-CRESTVEW, repaid subsequent to June 30, 1998; and $20,000 to ASLAND to be repaid in 1998.

Overall, as reflected in its Statement of Cash Flows, Series 5 had a net increase in cash and cash equivalents of approximately $6,461,900 for the six month period ended June 30, 1998. This increase in cash consisted of cash provided by operating activities of approximately $90,500, and financing activities of approximately $11,645,100, offset by cash used in investing activities, of approximately $5,273,800. Cash provided from financing activities consisted of capital contributions from limited partners of approximately $13,096,000 less offering expenses of approximately $1,450,900. Cash used by investing activities consisted of payments to limited partnerships of approximately $4,489,500, and capitalized acquisitions costs of approximately $784,500, offset by a cash distribution from a limited partnership of $300. Cash provided and used by the operating activities of Series 5 was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits and investor notes receivable, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

It is not expected that any of the Local Limited Partnerships in which Series 5 will invest will generate cash from operations sufficient to provide distributions to the Unitholders in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of Series 5, including the payment of the Asset Management Fee.

Series 5's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and Series 5. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund Series 5's future investment commitments and proposed operations.

Series 5 will establish working capital Reserves of at least 3% of Capital Contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of Series 5 including payment of the Asset Management Fee as well as expenses attendant to the preparation of tax returns and reports to the Unitholders and other investor servicing obligations of Series 5. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. Series 5's liquidity could also be affected by defaults or delays in payment of the Promissory Notes, from which a portion of the working capital Reserves is expected to be funded. To the extend that working capital Reserves are insufficient to satisfy the cash requirements of Series 5, it is anticipated that additional funds would be sought through bank loans or other institutional financing. Series 5 may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital Reserves.

 Under the Partnership Agreement Series 5 does not have the ability to assess the Unitholders for additional Capital Contributions to provide capital if needed by Series 5 or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by Series 5 and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited Reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect Series 5's interest in Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Unitholders), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirements of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

 Series 5's capital needs and resources are expected to undergo major changes during its first several years of operations as a result of the completion of its Offering of Units and its acquisition of investments. Thereafter, Series 5's capital needs and resources are expected to be relatively stable over the holding periods of the investments, except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund Series 5's deferred obligations.

Results of Operations
---------------------

As reflected on its Statements of Operations, Series 5 had net income of approximately $58,500 for the six months ended June 30, 1998. The component items of revenue and expense are discussed below.

Revenue. Series 5's revenues consisted entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 5 will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fee is equal to 0.2% of that portion of Invested Assets (i.e., the sum of Series 5's investment in Local Limited Partnerships plus Series 5's allocable share of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships) which are attributable to apartment units receiving government assistance.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Because the amounts of the Asset Management Fee and amortization expense primarily are determined by the gross proceeds from the Offering, and the number and size of Apartment Complexes, until termination of the Offering and investment of the net proceeds therefrom Series 5 cannot predict with any accuracy what these amounts will be.


Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

None.

Section B. Series 6
Item I.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)


                                  BALANCE SHEET

                                  June 30, 1998

                                     ASSETS


Cash                                                       $1,100
                                                            -----
                                                           $1,100
                                                            -----


                        LIABILITIES AND PARTNER'S CAPITAL

Commitments and contingencies (Note 2)

Partners' capital (Note 1):
   General partner                                         $  100
   Original limited partner                                 1,000
                                                            -----

       Total partners' capital                              1,100
                                                            -----
                                                           $1,100
                                                            -----





                                    UNAUDITED
                    See accompanying notes to balance sheet.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                  June 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

         WNC Housing Tax Credit Fund VI, L.P., Series 6 ("Series 6") was formed pursuant to the laws of California on March 6, 1997 and has not commenced operations. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

     The general partner is WNC & Associates, Inc. (the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns just less than 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, just less than 30% of the outstanding stock of WNC & Associates, Inc. (see Note 2 below).

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------

         The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses and cash available for distribution from Series 6. The limited partners will be allocated the remaining 99.9% of these items in proportion to their respective investments.

         After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in Series 6's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 2 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         Series 6 is offering up to 25,000 limited partnership units at $1,000 per unit (the "Units"). The accompanying balance sheet does not include certain legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner on behalf of Series 6. If the minimum offering amount of $1,400,000 is raised, Series 6 will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event Series 6 is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 6
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                      NOTES TO BALANCE SHEET - (Continued)

                                  June 30, 1998

NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued)
--------------------------------------------------


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

        Reimbursement for organizational, offering, dealer-manager, selling and acquisition expenses advanced by the General Partner or affiliates on behalf of Series 6. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions and dealer-manager fees will not exceed 14.5% of the gross proceeds.

        An annual management fee equal to 0.2% of the invested assets (defined by the Series 6's Agreement of Limited Partnership as the sum of Series 6's capital contributions to limited partnerships plus its allocable percentage of the permanent financing of the limited partnerships).

        A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving distributions equal to their capital contributions and their return on investment (as defined in Series 6's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

NOTE 3 - INCOME TAXES
---------------------

         Series 6 will not incur a provision for income taxes since all income taxes and losses will be allocated to the Partners for inclusion in their respective returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

         As reflected in its financial statements, WNC Housing Tax Credit Fund VI, L.P., Series 6 ("Series 6") currently has only nominal funds, as it is newly-formed, has not yet commenced operations and the capital anticipated to be raised through its public offering of Units has not yet become available.

         Series 6 plans to raise equity capital from investors by means of its public offering, and then to apply such funds, including the installment payments on the investor Promissory Notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves and expenses of the offering.

         It is not expected that any of the Local Limited Partnerships in which Series 6 will invest will generate cash from operation sufficient to provide distributions to the Unitholders in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of Series 6, including the payment of the Asset Management Fee.

         Series 6's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and Series 6. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund Series 6's future investment commitments and proposed operations.

         Series 6 will establish working capital reserves of at least 3% of Capital Contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of Series 6 including payment of the Asset Management Fee as well as expenses attendant to the preparation of tax returns and reports to the Unitholders and other investor servicing obligations of Series 6. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. Series 6's liquidity could also be affected by defaults or delays in payment of the investor Promissory Notes, from which a portion of the working capital reserves is expected to be funded. To the extend that working capital reserves are insufficient to satisfy the cash requirements of Series 6, it is anticipated that additional funds would be sought through bank loans or other institutional financing. Series 6 may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreement Series 6 does not have the ability to assess the Unitholders for additional Capital Contributions to provide capital if needed by Series 6 or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by Series 6 and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Series 6 level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect Series 6's interest in Tax Credits, cash flow and/or proceeds of sale or refinancing of the apartment Complexes and result in adverse tax consequences to the Unitholders), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirements of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

         Series 6 capital needs and resources are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments, except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund Series 6's deferred obligations.

Results of Operations
---------------------

Inapplicable.

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

None.

Part II.  Other Information

Section A.  Series 5

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds


As of June 30, 1998 Series 5 has received subscriptions for 24,638 units of limited partnership interest ("Units") for an aggregate gross amount of capital contributions of $24,638,000 attributable to such subscriptions in an offering which commenced on July 16, 1997. At June 30, 1998, the gross capital contributions consisted of cash of $21,908,375, subscriptions receivable of $1,644,250, notes receivable of $1,011,900and discounts of $73,475. At June 30, 1998, approximately $3,068,800 was paid or due to WNC & Associates, Inc. or WNC Capital Corporation, affiliates, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $1,651,200 and wholesaling and other organization and offering expenses of approximately $708,800 which were reallowed to non-affiliates. At June 30, 1998, approximately $18,839,575 is invested in Local Limited Partnership Interests or Reserves as follows:


                               Paid or to be
                               paid to General   Paid or to be
                               Partner or        paid to others       Total
                               affiliates

Local limited
Partnership Interests                         $    8,699,100   $    8,699,100

Acquisition fees          $    1,653,800                            1,653,800

Acquisition costs                                    134,000          134,000

Reserves and to be
invested                               -           8,352,675        8,352,675
                               ---------          ----------       ----------

                          $    1,653,800      $   17,185,775   $   18,839,575
                               =========          ==========       ==========


Item 3. Defaults Upon Senior Securities

None.

Item 4  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.
                                       20

Item 6.  Exhibits and Reports on Form 8-K
Exhibits
         None.

Reports on Form 8-K

         Current report on Form 8-K dated April 1, 1998 was filed on April 14. The current report set forth information pertaining to the acquisition by Series 5 of two Limited Partnership interests under Item 2 thereof. Proforma financial information required by Article 11 of Regulation S-X was provided under Item 7 of the current report.

         Current report on Form 8-K dated April 30, 1998 was filed on May 15, 1998. The current report set forth information pertaining to the acquisition by Series 5 of two Limited Partnership interests under Item 2 thereof. Proforma financial information required by Article 11 of Regulation S-X was provided under Item 7 of the amendment No. 1 to the current report filed on July 6, 1998 and Amendemnt No 2 to the current report filed on July 20, 1998.


         Current report on Form 8-K dated May 31, 1998 was filed on June 15, 1998. The current report set forth information pertaining to the acquisition by Series 5 of two Limited Partnership interests under Item 2 thereof. Financial statements of business acquired required by Article 3 of Regulation S-X and proforma financial information required by Article 11 of Regulation S-X were providedunder Item 7 of Amentdment No. 1 to the current report filed on July 22, 1998 and Amendment No 2 to the curren report filed on July 28, 1998.

Part II

Section B Series 6

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.


         None.
                                       21

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner



By:  /s/ John B. Lester, Jr.
  -----------------------------------------------------
John B. Lester, Jr.      President

Date: August 27, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul         Vice President - Finance

Date: August 27, 1998