Form 10-Q
period 1998-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1998-11-25
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-24855


                      WNC HOUSING TAX CREDIT FUND VI, L.P.,
                                    Series 5

California                                                   33-0745418

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


3158 Redhill Avenue, Suite 120
Costa Mesa, CA  92626
(Address of principal executive offices)

(714) 662-5565
(Telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998




PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Balance Sheet, September 30, 1998 and December 31, 1997..............2

         Statement of Operations For the Three and Nine Months ended
           September 30, 1998 ................................................3

         Statement of Partners' Equity
           For the Nine Months ended September 30, 1998.......................4

         Statement of Cash Flows
           For the Nine Months ended September 30, 1998.......................5

         Notes to Financial Statements........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................15

Item 2  Changes in Securities and Use of Proceeds............................15

Item 3  Defaults Upon Senior Securities......................................15

Item 4  Submission of Matters to a Vote of Security Holders..................15

Item 5  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................16

Signatures...................................................................17

Part I.  Financial Information

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                               1998                    1997
                                               ----                    ----
                                     ASSETS

Cash and cash equivalents                $     3,914,979       $    5,498,424
Cash in escrow                                 6,446,998
Subscriptions receivable - Note 6                      -              631,885
Loans receivable - Note 2                        280,194              878,894
Investment in limited
 partnerships - Note 3                        18,733,148            2,398,460
Due from affiliate                               100,000
Other assets                                      26,102                5,042
                                             -----------          -----------
                                         $    29,501,421       $    9,412,705
                                             ===========          ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnerships
     - Note 5                            $     8,553,563       $       860,671
Accrued fees and expenses due to
    general partner and affiliates
     - Note 4                                     59,217               361,900
                                             -----------          ------------
                                               8,612,780             1,222,571
                                             -----------          ------------
Commitments and contingencies - Note 8

Partners' equity (deficit):
 General partner                                 (14,269)              (12,452)
 Limited partners (25,000 units authorized,
  25,000 and 9,834 units issued and
 outstanding at September 30, 1998 and
  December 31, 1997, respectively)            20,902,910            8,202,586
                                             -----------          -----------
Total partners' equity                        20,888,641            8,190,134
                                             -----------          -----------
                                         $    29,501,421       $    9,412,705
                                             ===========          ===========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
             For The Three and Nine Months Ended September 30, 1998
                    and For the Period August 29, 1997 (date
                 operations commenced through September 30, 1997

                                            1998                       1997
                                     ------------------------       -----------
                                      Three          Nine
                                      Months         Months           Period

Interest income                    $  113,223      $  236,590        $      129
                                      -------         -------          --------

Operating expenses:
Amortization                           15,050          32,210               289
Asset management fees -Note 4          29,265          47,300
Accounting and legal expense            1,345           1,345
Other                                   3,294           6,862                43
                                        -----        -  -----          --------
Total operating expenses               48,954          87,717               332
                                       ------          ------          --------

Income (loss) from operations          64,269         148,873              (203)
Equity in loss from
 limited partnerships - Note 3        (14,200)        (40,300)                -
                                      -------         -------          --------


Net income                         $   50,069      $  108,573        $     (203)
                                       ======         =======          ========

Net income allocated to:
  General partner                  $       50      $      109        $       (2)
                                      =======         =======          ========

  Limited partners                 $   50,019      $  108,464        $     (201)
                                       ======         =======          ========

Net income per weighted limited
 partner units (18,841 and 1,369)  $     2.65      $     5.76        $    (0.15)
                                      =======        ========          ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

 For The Nine Months Ended September 30, 1998 and For the Period August 29, 1997
             (Date Operations Commenced) through September 30, 1997


For the nine months ended September 30, 1998
--------------------------------------------

                                          General        Limited
                                          Partner        Partner       Total
                                          -------        -------       -----

Equity (deficit),
  December 31, 1997                     $ (12,452)   $  8,202,586  $  8,190,134
Sale of limited partnership units,
  net of discounts                                     15,122,795    15,122,795
Offering expenses                          (1,926)     (1,923,685)   (1,925,611)
Capital issued for notes
  receivable -Note 6                                     (607,250)     (607,250)
Net income                                    109         108,464       108,573
                                         --------      ----------    ----------


Equity (deficit), September 30, 1998    $ (14,269)   $ 20,902,910  $ 20,888,641
                                         ========      ==========    ==========

For the Period August 29, 1997 (Date Operations Commenced) through September 30, 1997

                                          General        Limited
                                          Partner        Partner       Total
                                          -------        -------       -----

Contribution from the general partner   $     100    $      1,000  $      1,100
Sale of limited partnership units,
  net of discounts                                      3,216,000     3,216,000
Offering expenses                          (3,469)       (343,471)     (346,940)
Capital issued for notes  receivable                      (30,000)      (30,000)
Net loss                                       (2)           (201)         (203)
                                         --------      ----------    ----------
Equity (deficit),
  September 30, 1997                    $  (3,371)    $ 2,843,328  $  2,839,957
                                         ========       =========    ==========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                     For the Nine Months Ended September 30,
            1998 and For the Period August 29, 1997 (date Operations
                      Commenced) through September 30, 1997

                                                           1998          1997
                                                           ----          ----
Cash flows used by operating activities:
  Net income                                          $   108,573   $      (203)
    Adjustments to reconcile net income to net
        cash used in operating activities:
        Equity in loss of limited partnerships             40,300
        Amortization                                       32,210           289
        Asset management fee                               47,300
        Change in other assets                            (21,060)         (129)
        Change in accrued fees and expenses
          due to general partner and affiliates           (63,152)            -
                                                       ----------     ---------
   Net cash provided (used) by operating activities       144,171           (43)
                                                       ----------     ---------
Cash flows used by investing activities:
  Investment in limited partnerships                   (7,101,011)
  Acquisition fees and costs                           (1,114,910)      (98,000)
  Accrued acquisition fees and costs                      (31,457)
  Paid into escrow                                     (6,446,998)
  Distributions from limited partnerships                     315             -
                                                       ----------     ---------
   Net cash used by investing activities              (14,694,061)      (98,000)
                                                       ----------     ---------
Cash flows provided by financing activities:
  Capital contributions                                15,147,430     2,498,100
  Offering expenses                                    (2,180,985)     (241,220)
                                                       ----------     ---------
   Net cash provided by financing activities           12,966,445     2,256,880
                                                       ----------     ---------
Net increase(decrease) in cash and cash e
   quivalents                                          (1,583,445)    2,158,837
Cash and cash equivalents, beginning of period          5,498,424             -
                                                       ----------     ---------
 Cash and cash equivalent, end of period              $ 3,914,979   $ 2,158,837
                                                       ==========     =========

(Continued)
                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)


                       STATEMENT OF CASH FLOWS (CONTINUED)

                  For the Nine Months Ended September 30, 1998


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:


During the nine months ended September 30, 1998 the Partnership incurred, but did not pay, $7,692,892 of payables to limited partnership in connection with the acquisition of limited partnership interests.

During the nine months ended September 30, 1998 the Partnership applied $498,700 from a loan receivable to the respective note payables to limited partnership in connection with the acquisition of limited partnership interests.

During  the  nine  months  ended   September   30,  1998   $607,250  of  capital
contributions were recorded as notes receivable.


--------------------------------------------------------------------------------

During the period August 29, 1997 (date operations commenced) through September 30, 1997 the Partnership incurred, but did not pay, $239,578 of payables to affiliates for acquisitions costs, and fees and offering expenses (see Note 3).


During the period August 29, 1997 (date operations commenced) through September 30, 1997, $689,000 of capital contributions were recorded as subscriptions receivable.








                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1998


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
WNC Housing Tax Credit Fund, VI, L.P., ("the Partnership") was formed under the California Revised Limited Partnership Act on March 3, 1997 and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report of December 31, 1997.

In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months ended September 30, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

Pursuant to the Partnership Agreement, the Partnership is authorized to sell 25,000 units of limited partnership interests ("Units") at $1,000 per Unit of which 25,000 Units in the amount of $24,918,175 had been sold as of September 30, 1998,.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998

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

Cash and Cash Equivalents
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to an affiliate of the general partner (8.75 % at September 30,1998). Loan receivable of $498,700 at December 31, 1997 was applied to capital contributions due for limited partnership interest acquired in January 1998. Loan receivable of $100,000 at December 31, 1997 was repaid by a partnership that the Partnership had declined to acquire. Loans receivable with a balance of $260,194 at September 30, 1998 and December 31, 1997 was collectible from a partnership which was in negotiation to be acquired at September 30, 1998 and was subsequently applied to capital contributions due for limited partnership interest acquired in November 1998 (see Note 8). Loan receivable with a balance of $20,000 at September 30, 1998 and December 31, 1997 was collectible from a limited partnership that the Partnership had declined to acquire and is to be repaid by the other partnership to the Partnership in 1998.


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of September 30, 1998 and December 31, 1997:

                                                     1998             1997
                                                     ----             ----
  Investment balance,
    beginning of period                            $  2,398,460     $         -
  Capital contributions to limited partnerships       7,101,011         836,632
  Loan receivable applied                               498,700
  Capital contributions payable                       7,692,892         860,671
  Capitalized acquisition fees and costs              1,114,910         701,018
  Distributions from limited partnerships                  (315)
  Equity in income (loss) of limited partnerships       (40,300)          2,395
  Amortization of acquisition fees and costs            (32,210)         (2,256)
                                                     ----------       ---------
  Investment balance
    end of period                                  $ 18,733,148     $ 2,398,460
                                                     ==========       =========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


NOTE 4- RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees up to 7% of the gross proceeds from the sale of Units. Through September 31, 1998 and December 31, 1997, the Partnership incurred acquisition fees of $1,667,972 and $1,003,472, respectively, which have been included in investments in limited partnerships.

     Reimbursements of cost incurred by an affiliate of the General Partner in connection with acquisition of Investees. These reimbursements will not exceed 1.5% of the gross proceeds. As of September 30, 1998 and December 31, 1997, the Partnership incurred acquisition costs of $147,956 and $36,518, respectively, which have been included in investments in limited partnerships.

     An annual management fee not to exceed .2% of the Partnership's invested assets (defined by the Partnership's Agreement of Limited Partnership as the Partnership's capital contributions to limited partnerships plus its allocable percentage of the permanent financing of the limited partnerships). The Partnership has incurred fees of $47,300 for the nine months ended September 30, 1998.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1998 and December 31, 1997:

                                                           1998          1997
                                                           ----          ----
  Acquisition fees                                  $    (1,548)    $   62,878
  Advances made for acquisition costs,
   organizational,offering and selling expenses          13,062        294,310
  Asset management fees                                  47,300
  Other                                                     403          4,712
                                                      ---------      ---------
    Total accrued fees and advances                 $    59,217     $  361,900
                                                      =========       ========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at September 30, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

As of September 30, 1998, the Partnership had received subscriptions for 25,000 units which included promissory notes of $958,400. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note bearing fixed interest at the rate of 5.5% per annum. Interest rates are established quarterly. Principal and interest are due (i) January 31, 1999 if the investor subscribes on or before September 30, 1998, (ii) September 30, 1999 if the investor subscribes between July 1, 1998 and December 31, 1998 or (iii) January 31, 2000 if the investor subscribes after December 31, 1998. The amount of promissory notes receivable during the nine months ended September 30, 1998 ($958,400) is presented as a reduction in partners' equity.

Subscriptions receivable at December 31, 1997 presented on the accompanying balance sheet of $631,885 were received subsequent to December 31, 1997 and accordingly have been classified as an asset


NOTE 7 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Subsequent to September 30, 1998, the Partnership acquired one limited partnership interest which required capital contributions totaling $1,276,884 of which $260,194 has been advanced as of September 30, 1998 and is reflected in the loans receivable in the accompanying balance sheet as of September 30, 1998 (see Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------
 The Partnership is raising equity capital from investors by means of its Offering, and is applying such capital, including the installment payments on the Promissory Notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, Reserves and expenses. As of August 29, 1997 the Partnership had received cash subscriptions funds of $1,400,000, thereby satisfying the minimum offering condition. As of September 30, 1998, the Partnership had received and accepted subscriptions in the amount of $24,918,175, net of discounts of $81,825 (25,000 Units), of which $958,400 was represented by Promissory Notes.

As of September 30, 1998, the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $59,200. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $13,100, accrued asset management fees of approximately $47,300 and other advances of approximately $400, offset by accrued acquisition fees over paid by approximately $1,500.

As of September 30, 1998 and December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships of approximately $8,436,300 and $836,600 and had commitments of approximately $8,553,600 and $860,700 for those limited partnership interests acquired. Further, the Partnership had loans outstanding to Local Limited Partnerships as of September 30, 1998 and as of December 31, 1997, of approximately $280,200 and $878,900, respectively. Of the amount outstanding as of December 31, 1997, approximately $498,700 was loaned to EL RENO and was applied to the Partnership's purchase price upon acquisition of this Limited Partnership Interest in January 1998 and the amount of $100,000 made to TULSA-CRESTVEIW, was repaid during July, 1998. The balance of $280,000 is still outstanding as of September 30, 1998 and consist of two loans: approximately $260,200 was made to Apartment Housing of Theodore, and was applied to the Partnership's purchase price upon acquisition of this Limited Partnership Interest in November, 1998; and $20,000 to ASLAND to be repaid in 1998.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,583,400 for the nine month period ended September 30, 1998. This decrease in cash consisted of cash provided by operating activities of approximately $144,200, and financing activities of approximately $12,966,400, offset by cash used in investing activities, of approximately $14,694,100. Cash provided from financing activities consisted of capital contributions from limited partners of approximately $15,147,400 less offering expenses of approximately $2,181,000. Cash used by investing activities consisted of payments to limited partnerships of approximately $7,101,000, cash paid into escrow of approximately $6,447,000 and capitalized acquisitions costs of approximately $1,146,400, offset by a cash distribution from a limited partnership of approximately $300. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits and investor notes receivable, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

Results of Operations
---------------------

As reflected on its Statements of Operations, the Partnership had net income of approximately $108,600 for the nine months ended September 30, 1998. The component items of revenue and expense are discussed below.

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

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

As of September 30, 1998 the Partnership has received subscriptions for 25,000 units of limited partnership interest ("Units") for an aggregate gross amount of capital contributions of $25,000,000 attributable to such subscriptions in an offering which commenced on July 16, 1997. At September 30, 1998, the gross capital  contributions  consisted of cash of  $23,959,775,  notes  receivable of
958,400 and discounts of $81,825. At September 30, 1998, approximately $3,183,100 was paid or due to WNC & Associates, Inc. or WNC Capital Corporation, affiliates, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $1,683,115 and wholesaling and other organization and offering expenses of approximately $750,000 which were reallowed to non-affiliates. At September 30, 1998, approximately $21,735,100 is invested in Local Limited Partnership Interests or Reserves as follows:


                                 Paid or to be
                                 paid to General
                                 Partner or             Paid or to be
                                 affiliates             paid to others              Total
                                 ----------             --------------              -----
Local limited
  Partnership Interests                               $    16,989,900      $       16,989,900

Acquisition fees              $      1,668,000                                      1,668,000

Acquisition costs                                             148,000                 148,000

Reserves and to be invested
                                                            2,929,200               2,929,200
                                 --------------           -----------             -----------

                              $       1,668,000       $    20,067,100      $       21,735,100
                                 ==============          ============              ==========


Item 3. Defaults Upon Senior Securities

None.

Item 4  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.
                                       15

Item 6.  Exhibits and Reports on Form 8-K
Exhibits
         None.

Reports on Form 8-K

     Amendment No. 1 to current report on Form 8-K dated April 30, 1998 was filed on July 6, 1998. Proforma financial information required by Article 11 of Regulation S-X was provided under Item 7 of the amendment No. 1 to the current report filed on May 15, 1998.

     Amendment No. 2 to current report on Form 8-K dated April 30, 1998 was filed on July 20, 1998. Proforma financial information required by Article 11 of Regulation S-X was provided under Item 7 of the amendment No. 1 to the current report filed on May 15, 1998

     Amendment No. 1 to current report on Form 8-K dated May 31, 1998 was filed on July 22, 1998. Proforma financial information required by Article 11 of Regulation S-X was provided under Item 7 of the amendment No. 1 to the current report filed on June 15, 1998.

     Amendment No. 2 to current report on Form 8-K dated May 31, 1998 was filed on July 28, 1998. Proforma financial information required by Article 11 of Regulation S-X was provided under Item 7 of the amendment No. 1 to the current report filed on June 15, 1998

     Amendment No. 3 to current report on Form 8-K dated April 30, 1998 was filed on September 1, 1998. Proforma financial information required by Article 11 of Regulation S-X was provided under Item 7 of the amendment No. 1 to the current report filed on May 15, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner



By:  /s/ John B. Lester, Jr.
  -----------------------------------------------------
John B. Lester, Jr         .        President

Date: November 20, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 20, 1998