Form 10-K
period 1998-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1999-04-14
CIK 1036500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

UNITS OF LIMITED PARTNERSHIP INTEREST

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

Pursuant to a registration statement (Commission File No. 333-24111) which was declared effective on June 23, 1997, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of December 31, 1998, the Partnership had received and accepted subscriptions for 25,000 Units net of volume and dealer discounts of $81,1825, in the amount of $24,918,175 of which $918,400 was represented by promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in local limited partnerships and local limited companies ("Local Limited Partnerships") each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against Federal taxes otherwise due in each year of a ten-year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners or mananging members of the respective Local Limited Partnerships (the "Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes (and then subject to the ability of government lenders to disapprove of transfers), it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by the First Amendment thereto ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1998, the Partnership had invested in two Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Low Income Housing Credit. All of theses Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

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

As of December 31, 1998, the two Apartment Complexes were still under construction. The Apartment Complexes were being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner or non-managing member in these Local Limited Partnerships pursuant to arm's-length negotiations with the respective Local General Partners. As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1998

                                                                     Percentage
                                         Total       Units      Units  of Units
Name & Location                          Units   Completed   Occupied  Occupied

Apartment Housing of Theodore
   Theodore (Mobile County), Alabama       40         0           0         0%
Bradley Villas Limited Partnership
   Bradley (Lafayette County), Arkansas    20        20          19        95%
Chillicothe Plaza Apartments
 Chillicothe (Livingston County),
   Missouri                                28         0           0         0%
Concord Apartment Partners, L.P.
   Orlando (Orlando County), Florida       26        26          26       100%
El Reno Housing Associates L. P.
  El Reno (Canadian County), Oklahoma     100         0           0         0%
Hillcrest Apartments, LP
   Marshaltown (Marshall County), Iowa     32        32          22        69%
Hughes Villas, L.P.
   Hughes (St. Francis), Arkansas          20        20          20       100%
Mansur Wood Living Center, L.P.
   Carbon Cliff (Rock Island), Illinois   115         0           0         0%
Mark Twain Senior Community L.P.
   Oakland (Alameda County), California   109       109          96        88%
Murfreesboro Villas, L.P.
   Murfreesboro (Pike County), Arkansas    24        24          13        54%
Spring Valley Terrace Apartments
 Mayer (Yavapai County), Arizona           20         0           0         0%
United Development Co., L.P. 97.1
   Memphis (Shelby County), Tennessee      40         0           0         0%
United Development Co., 97.2
   Memphis (Shelby County), Tennessee      20        20          20       100%
                                          ---       ---         ---       ---
                                          594       271         228        84%
                                          ===       ===         ===       ===

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds an interest in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

NONE


Item 4.  Submission of Matters to a Vote of Security Holders

NONE


PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At December 31, 1998, there were 1,382 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners, who invested in the Partnership received Housing Tax Credits of $20 to $12 per Unit depending on the month of investment in 1998. The limited partners received no Housing Tax Credits in 1997.

Item 5b.

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-24111) which was declared effective on June 23, 1997. As of December 31, 1998 the Partnership had received subscriptions for 25,000 Units, for an aggregate amount of capital contributions of $24,918,175 net of volume and dealer discounts of $81,825 in an offering which commenced on July 16, 1997. At December 31, 1998, the above capital contributions consisted of cash of $23,999,775 and notes receivable of $918,400. At December 31, 1998, approximately $3,183,115 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $1,683,115 and wholesaling and other organization and offering expenses of approximately $750,000 which were paid or to be paid to to non-affiliates. At December 31, 1998, approximately $21,735,000 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:


                            Paid or to be paid    Paid or to be
                            to General Partner    paid to others       Total
                            or affiliates

Acquisition Fees                $1,670,800                           $1,67,800

Acquisition costs                                    $169,000          169,000

Lower tier partnerships                            18,279,000       18,279,000

Reserves or available
 to be invested                          -          1,616,200        1,616,200
                                 ---------         ----------       ----------

Total                           $1,670,800        $20,064,200      $21,735,000
                                 =========         ==========       ==========

Item 6.  Selected Financial Data

         OMITTED.
         Note to Reader. Some of the limited partnerships in which the Partnership has investments have yet to provide final audited financial statements and other information as required under the terms of the respective partnership agreements. That information is critical to the completion of the Partnership's required disclosures in this Annual Report on Form 10K, including information on the underlying property investments, the Partnership's financial statements and required supplementary schedules. Every effort is being made to obtain this information and the registrant will file an amended Form 10K as quickly as possible.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         OMITTED.
         See the Note to Reader in Part II, Item 6.

Impact of Year 2000

The General Partner has assessed the Partnership's exposure to date sensitive computer systems that may not be operative subsequent to 1999. As a result of this assessment, the General Partner has executed a plan to minimize the Partnership's exposure to financial loss and/or disruption of normal business operations that may occur as a result of Year 2000 non-compliant computer systems.

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware.

The Local General Partners and/or property management companies maintain the business computer systems that relate to the operations of the Local Limited
Partnerships.  The  General  Partner is in the  process of  obtaining  completed questionnaires from such Local General Partners and property management companies to assess their respective Year 2000 readiness. The General Partner intends to identify those Local General Partners and property management companies that have systems critical to the operations of the Local Limited Partnerships that are not Year 2000 compliant. For those Local General Partners and property management companies which have business computer systems which will not be Year 2000 compliant prior to December 31, 1999 and where the lack of such compliance is determined to have a potential material effect on the Partnership's financial condition and results of operations, the General Partner intends to develop contingency plans which may include changing property management companies.

Outside Vendors

The General Partner has obtained assurances from its suppliers of electrical power and banking and telecommunication services that their critical systems are all Year 2000 compliant. There exists, however, inherent uncertainty that all systems of outside vendors or other third parties on which the General Partner, and thus the Partnership, and the Local General Partners and property management companies, and thus the Local Limited Partnerships, rely will be Year 2000 compliant. Therefore, the Partnership remains susceptible to the consequences of third party critical computer systems being non-compliant.

Personal Computers

The General Partner has determined that its personal computers and related software critical to the operations of the Partnership are Year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         NONE.

Item 8.  Financial Statements and Supplementary Data

         OMITTED.
         See the Note to Reader in Part II, Item 6.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          (a)(1) (i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

               (ii) The reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles, as of and for the years ended December 31, 1997 and 1996.

               (iii) The decision to change accountants was approved by the board of directors of the General Partner.

               (iv) During the last two fiscal years and subsequent interim period of the Partnership there were no disagreements between Corbin & Wertz and the Partnership on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature described in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K.

               (v) During the last two fiscal years and subsequent interim period of the Partnership there were no reportable events of the nature described in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

          (a)(2) On February 3, 1999, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

     The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred
N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are Wilfred N. Cooper, Sr. and John B. Lester, Jr.

     Wilfred N. Cooper, Sr., age 68, is the founder, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell
International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

     John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

     Wilfred N. Cooper, Jr., age 36, is Executive Vice President, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

     David N. Shafer, age 46, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr.

Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

     Michael L. Dickenson, age 42, is Vice President - Finance, Chief Financial Officer and a member of the Acquisition Committee of WNC & Associates, Inc. and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Reporting at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial
Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant.

     Thomas J. Riha, age 44, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President by MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

     N.  Paul  Buckland,  age 36,  is Vice  President  -  Acquisitions  of WNC &
Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch which constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

     David Turek, age 44, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

     Kay L. Cooper, age 62, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of December 31, 1998 approximately $3,183,000 for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,733,000 was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). Through December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,670,800.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1998 for acquisition expense, not to exceed 1.5% of the Gross Proceeds, expended by such persons on behalf of the Partnership in the amounts $169,000.

(d) An annual asset management fee in an amount equal to 0.2% of Invested Assets which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Apartment Complexes.

(e) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1998 for approximately $4,500 operating expenses expended by such persons on behalf of the Partnership.
 .
(f) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 14% through December 31, 2006, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $441 for the year ended December 31, 1998. No Low Income Housing Credits were allocated for the year ended December 31, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

County Bank, a California Corporation, 550 West Main, Merced California owns 830 of the 9,834 Units outstanding as of December 31, 1998 (8.44%) and is the only person known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

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

Financial Statements

     OMITTED.
     See the Note to Reader in Part II, Item 6.


Exhibits
3.1:  Agreement  of  Limited  Partnership  dated as of March 3,  1997,  filed as
Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement, is hereby incorporated herein as Exhibit 3.1.

3.2 First Amendment to Agreement of Limited Partnership dated as of August 29, 1997.

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

10.6 Amended and Restated Agreement of Limited Partnership of Mark Twain Senior Community Limited Partnership filed as Exhibit 10.3 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-2 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.7

10.8 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-2 filed as Exhibit 10.2 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.7

10.9 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-1 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.9

10.10 Second Amended and Restated Agreement of Limited Partnership of Concord Apartment Partners, L.P. filed as Exhibit 10.1 to Form 8-K dated May 31, 1998 is herein incorporated as Exhibit 10.10.

10.11 Amended and Restated Agreement of Limited Partnership of Mansur Wood Living Center, L.P. filed as Exhibit 10.1 to Form 8-K dated September 19, 1998 is herein incorporated as Exhibit 10.11.

10.12 Amended and Restated Agreement of Apartment Housing of Theodore, LTD filed as Exhibit 10.23 to Post-Effective Amendment No 3 to Registration Statement.

REPORTS ON 8-K.

Form 8K/A Amended  Current Report filed September 1, 1998
Form 8K Current Report filed  October 1, 1998
Form 8K/A Amended  Current  Report filed October 13, 1998
Form 8K/A Amended  Current  Report filed October 14, 1998
Form 8K Current Report filed December 22, 1998

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:  WNC & Associates, Inc.
     General Partner



By:  /s/ John B. Lester, Jr
---------------------------
John B. Lester, Jr.
President of WNC & Associates, Inc.
Date: April 14, 1999



By:  /s/ Michael L. Dickenson
-----------------------------
Michael L. Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.
Date: April 14, 1999




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
------------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.
Date: April 14, 1999


By: /s/ John B. Lester, Jr
--------------------------
John B. Lester, Jr.        Director of WNC & Associates, Inc.
Date: April 14, 1999


By:  /s/ David N. Shafer
------------------------
David N Shafer             Director of WNC & Associates, Inc.
Date: April 14, 1999