Form 10-Q
period 1998-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5; WNC HOUSING TAX CREDIT FUND VI LP SERIES 6
filed 1999-08-06
CIK 1036500, 1037156

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I. FINANCIAL INFORMATION
Series 5
Item 1.  Financial Statements
         Balance Sheet, March 31, 1998 and December 31, 1997               3

         Statement of Operations For the Three Months ended
           March 31, 1998                                                  4

         Statement of Partners' Equity
           For the Three Months ended March 31, 1998                       5

         Statement of Cash Flows
         For the Three Months ended March 31, 1998                         6

         Notes to Financial Statements                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks      15

Series 6

Series 6 currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 6.

PART II. OTHER INFORMATION
Item 2  Changes in Securities and Use of Proceeds                         16

Item 6. Exhibits and Reports on Form 8-K                                  16

         Signatures                                                       17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)


                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                    1998               1997
                                                    ----               ----
                                     ASSETS

Cash and cash equivalents                    $   7,612,155      $   5,498,424
Subscriptions receivable - Note 6                  597,350            631,885
Loans receivable - Note 2                          360,194            878,894
Investment in limited
 partnerships - Note 3                           6,756,695          2,398,460
Other assets                                        24,552              5,042
                                                ----------          ---------
                                             $  15,350,946      $   9,412,705
                                               ===========          =========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 5      $   1,836,775      $    860,671
Accrued fees and expenses due to
  general partner and affiliates - Note 4           564,249           361,900
                                                   --------         ---------
                                                  2,401,024         1,222,571
                                                  ----------        ---------
Commitments and contingencies - Note 8
Partners' equity (deficit):
 General partner                                    (18,619)          (12,452)
 Limited partners (25,000 units
  authorized, 15,377 units issued
  and outstanding at March 31, 1998)             12,968,541         8,202,586
                                                 ----------         ---------

Total partners' equity                           12,949,922         8,190,134
                                                -----------         ---------
                                              $  15,350,946      $  9,412,705
                                                 ==========         =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)


                             STATEMENT OF OPERATIONS

                    For The Three Months Ended March 31, 1998


Interest income                               $ 52,896
                                                ------

Operating expenses:
Amortization                                     6,764
Asset management fees - Note 4                     872
Other                                               60
                                                ------
Operating expenses                               7,696
                                                ------

Income from operations                          45,200
                                                ------

Equity in loss from
 limited partnerships- Note 3                  (13,585)
                                               -------

Net income                               $      31,615
                                                ======

Net income allocated to:
  General partner                        $         316
                                                ======

  Limited partners                       $      31,299
                                                ======

Net income per weighted limited partner
   units (12,456)                        $        2.51
                                                ======



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For The Three Months Ended March 31, 1998



                                                    General             Limited
                                                    Partner             Partner             Total
                                                    --------            -------            ------

Equity (deficit), December 31, 1997             $     (12,452)        $   8,202,586     $   8,190,134

Capital contributions                                                     5,517,925         5,517,925

Offering expenses                                      (6,483)             (641,769)         (648,252)

Capital issued for notes receivable
 - Note 6                                                                  (141,500)         (141,500)

                                                                                                    -
Net income                                                316                31,299            31,615
                                                      -------            ----------        ----------

Equity (deficit), March 31, 1998                $     (18,619)        $  12,968,541     $  12,949,922
                                                      =======            ==========        ==========








                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1998
                                                                     1998
                                                                     ----
Cash flows used by operating activities:
  Net income                                                   $      31,615
    Adjustments to reconcile net income to net cash
     used in operating activities:
        Equity in loss of limited partnerships                        13,585
        Amortization                                                   6,764
        Asset management fee                                             872
        Change in other assets                                       (19,510)
                                                                     -------
             Net cash provided by operating activities                33,326
                                                                      ------

Cash flows used by investing activities:
  Investment in limited partnerships                              (2,467,221)
  Acquisition fees and costs                                        (267,785)
  Distributions from limited partnerships                                315
                                                                    --------
             Net cash used by investing activities                (2,734,691)
                                                                  ----------

Cash flows provide by financing activities:
  Capital contributions                                            5,410,960
  Offering expenses                                                 (595,864)
                                                                    --------
             Net cash provided by financing activities             4,815,096
                                                                   ---------

Net increase in cash and cash equivalents                          2,113,731
Cash and cash equivalents, beginning of period                     5,498,424
                                                                   ---------

Cash and cash equivalent, end of period                        $   7,612,155
                                                                   =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)


                       STATEMENT OF CASH FLOWS (CONTINUED)

                    For the Three Months Ended March 31, 1998


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
----------------------------------------------------------------------

During the three months ended March 31, 1998 the Partnership incurred, but did not pay, $201,476 of payables to affiliates for acquisitions costs, and fees and offering expenses (see Note 4).

During the three months ended March 31, 1998 the Partnership incurred, but did not pay, $976,104 of payables to limited partnership in connection with the acquisition of limited partnership interests.

During the three months ended March 31, 1998 the Partnership applied $518,700 from a loan receivable to the respective note payables to limited partnership in connection with the acquisition of limited partnership interests.

During the three months ended March 31, 1998 $141,500 of capital contributions were recorded as notes receivable.









                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


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

In the opinion of the management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

Pursuant to the Partnership Agreement, the Partnership is authorized to sell 25,000 units of limited partnership interests in the Partnership ("Units") at $1,000 per Unit of which 15,377 Units in the amount of $15,313,305 had been sold as of March 31, 1998.

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to the number of their respective Units.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1998

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1998


NOTE 2 - LOANS RECEIVABLE
-------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest at a rate which is equal to the rate charged to an affiliate of the general partner (8.75 % at March 31,1998). Loans receivable of $518,700 at December 31, 1997 were applied to capital contributions due for limited partnership interests acquired in January 1998. A loan receivable with a balance of $260,194 at March 31, 1998 was collectible from a partnership which is in negotiations to be acquired (set Note 8). A loan receivable with a balance of $100,000 at March 31, 1998 was collectible from one limited partnership that the Partnership has declined to acquire and is to be repaid to the Partnership in 1998.


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

The following is a summary of the investment in limited partnerships and reconciliation to the limited partnership accounts as of March 31, 1998 and December 31, 1997:

                                                      1998             1997
                                                      ----             ----
 Investment balance,
   beginning of period                         $   2,398,460     $           0
 Capital contributions                             2,985,921           836,632
 Capital contributions payable                       976,104           860,671
 Capitalized acquisition fees and costs              416,874           701,018
 Distributions from limited partnerships                (315)
 Equity in income of limited partnerships            (13,585)            2,395
 Amortization of acquisition fees and costs           (6,764)           (2,256)
                                                     -------           -------
 Investment balance,
   end of period                               $   6,656,695     $   2,398,460
                                                   =========         =========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1998


NOTE 4- RELATED PARTY TRANSACTIONS
----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees up to 7% of the gross proceeds from the sale of Units. Acquisition fees of $377,405 were incurred during the three months ended March 31, 1998.

          Reimbursement for acquisition expenses, offering and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other acquisition costs and offering expenses inclusive of sales commissions will not exceed 14.5% of the gross proceeds. During the three months ended March 31, 1998 the Partnership incurred acquisition expenese, offering and selling expenses of $39,468, $286,017, and $362,235, respectively.

          An annual management fee not to exceed .2% of the Partnership's invested assets (defined by the Partnership's Agreement of Limited
     Partnership as the Partnership's capital contributions to limited partnerships plus its allocable percentage of the permanent financing of the limited partnerships). The Partnership has incurred fees of $872 for the three months ended March 31, 1998.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership's Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31, 1998 and December 31, 1997:

                                                           1998           1997
                                                           ----           ----
  Acquisition fees                                   $   198,943     $   62,878
  Advances made for acquisition costs
   organizational, offering and selling expenses         356,634        294,310
  Asset management fees                                      872
  Other                                                    7,800          4,712
                                                        --------       --------
    Total accrued fees and advances                  $   564,249    $   361,900
                                                         =======        =======

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1998


NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships at March 31, 1998 represents amounts which are due at various times based on conditions specified in the respective local limited partnership agreements. These contributions are payable in installments, generally due upon the local limited partnership achieving certain operating benchmarks, and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
---------------------------------------------------

As of March 31, 1998, the Partnership had received subscriptions for 15,377 units which included subscriptions receivable of $597,350 and promissory notes of $492,650. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note bearing fixed interest at the rate of 5.5% per annum. Interest rates are established quarterly. Principal and interest are due (i) January 31, 1999 if the investor subscribes on or before June 30, 1998, (ii) June 30, 1999 if the investor subscribes between July 1, 1998 and December 31, 1998 or (iii) January 31, 2000 if the investor subscribes after December 31, 1998. The amount of promissory notes received during the three months ended March 31, 1998 ($141,500) is presented as a reduction in partners' equity.

Subscriptions receivable presented on the accompanying balance sheet of $597,530 were received subsequent to March 31, 1998 and accordingly have been classified as an asset.

NOTE 7 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Subsequent to March 31, 1998, the Partnership acquired three limited partnership interests which required capital contributions totaling approximately $1,304,000. The Partnership is negotiating to acquire an additional limited partnership interest which would commit the Partnership to additional capital contributions of approximately $1,313,000 of which $260,194 has been advanced as of March 31, 1998 and are reflected as loans receivable in the accompanying balance sheet as of March 31, 1998 (see Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources
-------------------------------

The Partnership is raising equity capital from investors by means of its Offering, and is applying such capital, including the installment payments on the Promissory Notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, Reserves and expenses. As of August 29, 1997 the Partnership had received cash subscriptions funds of $1,400,000, thereby satisfying the minimum offering condition. As of March 31, 1998, the Partnership had received and accepted subscriptions in the amount of $15,313,305, net of discounts of $63,695 (15,377 Units), of which $492,650 currently is represented by Promissory Notes.

As of March 31, 1998, the Partnership was indebted to WNC & Associates, Inc. in the amount of approximately $564,000. The component items of such indebtedness were as follows: accrued acquisition fees of approximately $199,000 advances to pay front-end fees of approximately $356,000, asset management fees of approximately $1,000 and other advances of approximately $8,000.

As of March 31, 1998 and December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships of approximately $3,823,000 and $ 836,600 and had commitments of approximately $1,867,000 and $860,700 for those limited partnership interests acquired. Further, the Partnership had loans outstanding to Local Limited Partnerships as of March 31, 1998 and as of December 31, 1997, of approximately $360,200 and $878,900, respectively. Of the amount outstanding as of December 31, 1997, approximately $518,700 was loaned to EL RENO and was applied to the Partnership's purchase price upon acquisition of this Limited Partnership Interest in January 1998.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $2,113,700 for the three month period ended March 31, 1998. This increase in cash consisted of cash provided by operating activities of approximately $33,300, and financing activities of approximately $4,815,100, offset by cash used in investing activities, of approximately $2,734,700. Cash provided from financing activities consisted of capital contributions from limited partners of approximately $5,411,000 less offering expenses of approximately $595,900. Cash used by investing activities consisted of payments to limited partnerships of approximately $2,467,200 and of capitalized acquisitions costs of approximately $267,800. Cash provided and used by the operating activities of the Partnership was minimal compared to its other activities. Cash provided from operations consisted primarily of interest received on cash deposits and investor notes receivable, and cash used in operations consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

Results of Operations
---------------------

As reflected on its Statements of Operations, the Partnership had income of approximately $31,600 for the three months ended March 31, 1998. The component items of revenue and expense are discussed below.

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


Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

None.

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

As of March 31, 1998 the Partnership has received subscriptions for 15,377 units of limited partnership interest ("Units"), for an aggregate amount of capital contributions of $15,313,305 net of discounts of $63,695 in an offering which commenced on July 16, 1997. At March 31, 1998, the above capital contributions consisted of cash of $14,223,134, subscriptions receivable of $597,350 and notes receivable of $492,650. At March 31, 1998, approximately $1,906,000 was paid or due to WNC & Associates, Inc. or WNC Capital Corporation, affiliates, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $1,012,700 and wholesaling and other organization and offering expenses of approximately $447,000 which were reallowed to non-affiliates. At March 31, 1998, approximately $7,546,000 is invested in Local Limited Partnership Interests or Reserves as follows:

                          Paid or to be
                          paid to General          Paid or to be
                          Partner or affiliate     paid to others       Total
                          --------------------     --------------       -----

Local limited
  Partnership Interests                               $5,659,000     $5,659,000
Acquisition fees                 $1,042,000                           1,042,000
Acquisition costs                                         76,000         76,000
Reserves                                                 769,000        769,000
                                -----------              -------        -------

 Total                           $1,042,000           $6,504,000     $7,546,000
                                ===========            =========      =========




Item 6.  Exhibits and Reports on Form 8-K

Exhibits
         None.

Reports on Form 8-K

         Current report on Form 8-K dated January 15, 1998 was filed during the quarter ended March 31, 1998. The current report set fourth information pertaining to the acquisition by the Partnership of three Limited Partnership interests under Item 2 thereof and proforma financial information required by
Article 11 of Regulation S-X were provided by the current report.

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

Date: May 20, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: May 20, 1998