Form 10-K/A
period 1998-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1999-08-11
CIK 1036500

FORM 10-K/A
                                Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

PART 1.

Item 1.  Business

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on June 23, 1997, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of December 31, 1998, the Partnership had received and accepted subscriptions for 25,000 Units in the amount of $24,918,175 net of volume and dealer discounts of $81,825, of which $918,400 was represented by promissory notes of the subscribers. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of December 31, 1998 and for the periods indicated:




                                                          --------------------------------------------------------------------------
                                                                                     As of December 31, 1998
                                                          --------------------------------------------------------------------------
                                                                          Partnership's                                 Encumbrances
                                                            Number        Total Investment  Amount of    Estimated Low  of Local
Partnership                       General Partner           of     Occu-  in Local Limited  Investment   Income Housing Limited
Name               Location       Name                      Units  pancy  Partnerships      Paid to Date Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Apartment          Theodore,      Apartment Developers, Inc.
Housing of         Alabama        and Thomas H. Cooksey        40      0%    $ 1,277,000    $   638,000    $  2,015,490  $   898,000
Theodore

Bradley Villas     Bradley,       Billy Wayne Bunn             20     95%        532,000        501,000         628,000      538,000
Limited            Arkansas
Partnership

Chillicothe        Chillicothe,   MBL Development Co.          28      0%        991,000        697,000       1,554,760      246,000
Plaza Apts. L.P.   Missouri

Concord Apartment  Orlando,       New Communities, LLC, a
Partners, L.P.     Florida        Colorado limited liability
                                  Company                      26    100%        470,000        470,000         782,000      293,000

El Reno Housing    El Reno,       Cowen Properties, Inc., an
Associates Limited Oklahoma       Oklahoma Corporation        100      0%      3,040,000      2,280,000       4,406,656    2,187,000
Partnership

Hillcrest Heights, Marshalltown,  WNC & Associates             32     69%        609,000        609,000         681,000      598,000
L.P.               Iowa

Hughes Villas      Hughes,        Billy Wayne Bunn             20    100%        182,000        182,000         337,000      765,000
Limited            Arkansas
Partnership

Mansur Wood        Carbon Cliff,  Elderly Living
Living Center,     IIlinois       Development, Inc.           115      0%      6,446,000        831,000       8,955,955    1,420,000
L.P.

Mark Twain Senior  Oakland,       Thomas P. Lam and Marilyn
Community Limited  California     S. Lam                      106     91%        740,000        715,000       1,145,000    1,470,000
Partnership

Murfreesboro       Murfreesboro,  Murfreesboro Industrial
Villas Limited     Arkansas       Development Corporation      24     54%        686,000        686,000         130,000      643,000
Partnership



                                                           -------------------------------------------------------------------------
                                                                                      As of December 31, 1998
                                                           -------------------------------------------------------------------------
                                                                          Partnership's                                 Encumbrances
                                                            Number        Total Investment  Amount of    Estimated Low  of Local
Partnership                       General Partner           of     Occu-  in Local Limited  Investment   Income Housing Limited
Name               Location       Name                      Units  pancy  Partnerships      Paid to Date Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley      Mayer,         Spring Valley Terrace,
Terrace            Arizona        Inc.                        20       0%        716,000        358,000       590,000        997,000
Apartments, LLC

United             Memphis,       Harold E. Buehler, Sr.
Development Co.,   Tennessee      and Jo Ellen Buehler        40       0%      1,845,000      1,384,000     2,693,230        876,000
L.P. - 97.1

United             Memphis,       Harold E. Buehler, Sr.
Development Co.,   Tennessee      and Jo Ellen Buehler        20     100%        743,000        733,000     1,061,540        378,000
L.P. - 97.2                                                 ----     ----     ----------     ----------    ----------     ----------
                                                             591      47%   $ 18,277,000   $ 10,084,000  $ 24,980,631  $  11,309,000
                                                            ====     ====     ==========     ==========    ==========     ==========

                                       6


                                                --------------------------------------
                                                  For the year ended December 31,1998
                                                --------------------------------------
                                                     Rental         Net Income         Low Income Housing
Partnership Name                                     Income           (loss)           Credits Allocated
-------------------------------------------------------------------------------------- -------------------------

Apartment Housing of Theodore                    $       -       $        -                     98.99%

Bradley Villas Limited Partnership                  47,000          (16,000)                    99.00%

Chillicothe Plaza Apts. L.P.                             -           18,000                     99.97%

Concord Apartment Partners, L.P.                    87,000          (51,000)                    99.98%

El Reno Housing Associates Limited Partnership           -            8,000                     99.98%

Hillcrest Heights, L.P.                             41,000          (22,000)                    99.99%

Hughes Villas Limited Partnership                   93,000           (3,000)                    99.00%

Mansur Wood Living Center, L.P.                          -           83,000                     99.98%

Mark Twain Senior Community Limited Partnership    592,000          (11,000)                    98.99%

Murfreesboro Villas Limited Partnership             11,000          (31,000)                    99.00%

Spring Valley Terrace Apartments, LLC                7,000          (29,000)                    99.98%

United Development Co., L.P. - 97.1                  7,000            5,000                     99.98%

United Development Co., L.P. - 97.2                 53,000          (61,000)                    99.98%
                                                  --------         --------
                                                 $ 938,000       $ (110,000)
                                                  ========         ========

                                       7

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

(b)  At December 31, 1998, there were 1,375 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners, who invested in the Partnership received Housing Tax Credits of $21 to $12 per Unit depending on the month of investment in 1998. The limited partners received no Housing Tax Credits in 1997.

Item 5b.

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-24111) which was declared effective on June 23, 1997. As of December 31, 1998 the Partnership had received subscriptions for 25,000 Units, for an aggregate amount of capital contributions of $24,918,175, net of volume and dealer discounts of $81,825. At December 31, 1998, the above capital contributions consisted of cash of $23,999,775 and notes receivable of $918,400. At December 31, 1998, approximately $3,183,115 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $1,683,115 and wholesaling and other organization and offering expenses of approximately $750,000 which were paid or to be paid to to non-affiliates. At December 31, 1998, approximately $21,735,000 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:

                             Paid or to be paid to          Paid or to be
                         General Partner or affiliates      paid to others         Total
                         -----------------------------  -------------------   ------------
Acquisition Fees
  through December 31, 1998       $   1,670,800                             $   1,670,800
Acquisition costs
  through December 31, 1998                               $     169,000           169,000
Lower tier partnerships                                      18,277,000        18,277,000
Reserves or available
  to be invested                              -               1,618,200         1,618,200
                                     ----------              ----------        ----------
Total                             $   1,670,800           $  20,064,200     $  21,735,000
                                     ==========              ==========        ==========

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:
                                                     1998                 1997
                                                     ----                 ----
ASSETS
Cash and cash equivalents                 $     3,521,888      $     4,889,574
Cash in escrow                                  5,505,543              608,850
Subscriptions receivable                          879,800              631,885
Investments in limited partnerships, net       19,927,953            2,398,460
Loan receivable                                         -              878,894
Other assets                                       68,482                5,042
                                               ----------           ----------
                                          $    29,903,666      $     9,412,705
                                               ==========           ==========
LIABILITIES
Due to limited partnerships               $     8,051,777      $       860,671
Accrued fees and expenses due to general
  partner and affiliates                           97,387              361,900
                                               ----------           ----------
                                                8,149,164            1,222,571

PARTNERS' EQUITY                               21,754,502            8,190,134
                                               ----------           ----------
                                           $   29,903,666      $     9,412,705
                                               ==========           ==========

Selected results of operations, cash flows, and other information for the Partnership is as follows for the years ended December 31 and for the period form August 29, 1997 (Date Operations Commenced) to December 31, 1997:

                                                     1998                 1997
                                                     ----                 ----
Income/(loss) from operations              $      164,828      $           (87)
Equity in income/(losses) of
  limited partnerships                           (110,194)               2,395
                                               ----------           ----------
Net loss                                   $       54,634      $         2,308
                                               ==========           ==========
Net loss allocated to:
    General partner                        $          546      $            23
                                               ==========           ==========
    Limited partners                       $       54,088      $         2,285
                                               ==========           ==========
Net loss per limited partner unit          $         2.57      $          1.13
                                               ==========           ==========
Outstanding weighted limited partner units         21,008                2,029
                                               ==========           ==========

                                                     1998                 1997
                                                     ----                 ----
Net cash provided by (used in):
       Operating activities                $     (115,775)     $         1,839
       Investing activities                   (14,513,730)          (2,962,516)
       Financing activities                    13,261,819            7,850,251
                                               ----------           ----------
Net change in cash and cash equivalents        (1,367,686)           4,889,574

Cash and cash equivalents, beginning
  of period                                     4,889,574                     -
                                               ----------           ----------
Cash and cash equivalents, end of period   $    3,521,888      $     4,889,574
                                               ==========           ==========

Low Income  Housing  Credit per Unit was as follows for the years ended December
31:

                                  1998                           1997
                                  ----                           ----
  Federal                $          21                  $           -
  State                              -                              -
                            ----------                     ----------
  Total                  $          21                  $           -
                            ==========                     ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $3,522,000 in cash, $5,506,000 in cash in escrow, $880,000 in subscriptions receivable and aggregate investments in the thirteen Local Limited Partnerships of $19,928,000. Liabilities at December 31, 1998 primarily consisted of $8,052,000 due to limited partnerships, $66,000 in annual asset management fees and $26,000 in advances form the General Partner.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net income for 1998 was $55,000, reflecting an increase of $53,000 from the net income experienced in 1997. The increase in net income is primarily due to interest income, which increased to $286,000 in 1998 from $10,000 in 1997, offset by an increase in equity in losses of limited partnerships of $112,000, an increase of $66,000 in annual asset management fees, and a $45,000 increase in amortization expense.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net decrease in cash in 1998 was $(1,368,000), compared to a net increase in cash in 1997 of $4,890,000. The change was due primarily to an increase in investments in limited partnerships of $6,763,000, an increase in funds held in escrow disbursement accounts of $4,288,000, an increase in capitalized acquisition costs of $500,000, and an increase in cash used in operating activities of $118,000. These increases are offset by an increase in capital contributions of $5,742,000, and an increase in collections on notes receivable of $632,000, reduced by $962,000 for increases in offering costs.

During 1998 accrued payables, which consist of related party management fees and advances due to the General Partner, decreased by $265,000.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner and investor member, respectively, were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 38% of the total assets of the Partnership at December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                                   /s/ BDO SEIDMAN, LLP
                                                       BDO SEIDMAN, LLP

Orange County, California
June 17, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity
(deficit) and cash flows for the period August 29, 1997 (date operations commenced) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund VI, L.P., Series 5 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 25% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 5 at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund V, L.P., Series 5 (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the period August 29, 1997 (date operations commenced) through December 31, 1997, in conformity with generally accepted accounting principles.



                                                       /s/ CORBIN & WERTZ
                                                           CORBIN & WERTZ
Irvine, California
March 19, 1998

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997

ASSETS
                                                                      1998                1997
                                                                      ----                ----
Cash and cash equivalents                                   $    3,521,888      $    4,889,574
Funds held in escrow disbursement account                        5,505,543             608,850
Subscriptions and notes receivable (Note 7)                        879,800             631,885
Loans receivable (Note 2)                                                -             878,894
Investments in limited partnerships (Note 3)                    19,927,953           2,398,460
Other assets                                                        68,482               5,042
                                                               -----------         -----------
                                                            $   29,903,666      $    9,412,705
                                                               ===========         ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Due to limited partnerships (Note 5)                      $    8,051,777      $      860,671
  Accrued fees and expenses due to general partner
    and affiliates (Note 4)                                         97,387             361,900
                                                               -----------         -----------
         Total liabilities                                       8,149,164           1,222,571
                                                               -----------         -----------
Commitments and contingencies (Note 8)

Partners' equity (deficit) (Notes 7 and 8):
  General partner                                                  (31,162)            (12,452)
  Limited partners (25,000 units authorized, 25,000 and
    9,834 units outstanding at December 31, 1998 and
    1997, respectively)                                         21,785,664           8,202,586
                                                               -----------         -----------
         Total partners' equity                                 21,754,502           8,190,134
                                                               -----------         -----------
                                                            $   29,903,666      $    9,412,705
                                                               ===========         ===========

                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997


                                                        1998               1997
                                                        ----               ----

Interest income                               $      286,005     $       10,012
                                                   ---------          ---------
Operating expenses:
  Amortization (Note 3)                               47,350              2,256
  Asset management fee (Note 4)                       66,382                  -
  Other                                                7,445              7,843
                                                   ---------          ---------
         Total operating expenses                    121,177             10,099
                                                   ---------          ---------

Income (loss) from operations                        164,828                (87)

Equity in income (losses) of limited
  partnerships (Note 2)                             (110,194)             2,395
                                                   ---------          ---------
Net income                                    $       54,634     $        2,308
                                                   =========          =========
Net income allocable to:
   General partner                            $          546     $           23
                                                   =========          =========
   Limited partners                           $       54,088     $        2,285
                                                   =========          =========
Net income per limited partner unit           $         2.57     $         1.13
                                                   =========          =========
Outstanding weighted limited
  partner units                                       21,008              2,029
                                                   =========          =========



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997


                                        General        Limited
                                        Partner        Partners         Total
                                        -------        --------         -----

Contribution from General Partner
  and initial limited partner        $      100     $      1,000   $      1,100

Sale of limited partnership units,
  net of discounts of $38,620                 -        9,795,380      9,795,380

Sale of limited partnership units
  issued for promissory notes
  receivable (Note 7)                         -         (351,150)      (351,150)

Offering expenses                       (12,575)      (1,244,929)    (1,257,504)

Net income                                   23            2,285          2,308
                                       --------       ----------     ----------

Equity (deficit) at December 31, 1997   (12,452)       8,202,586      8,190,134

Sale of limited partnership units,
   net of discounts of $43,205                -       15,122,795     15,122,795

Sale of limited partnership units
  issued for promissory notes
  receivable (Note 7)                         -          (38,600)       (38,600)

Collection of notes receivable                -          351,150        351,150

Offering expenses                       (19,256)      (1,906,355)    (1,925,611)

Net income                                  546           54,088         54,634
                                       --------       ----------     ----------
Equity (deficit), December 31, 1998  $  (31,162)    $ 21,785,664   $ 21,754,502
                                       ========       ==========     ==========

                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

                                                         1998             1997
                                                         ----             ----

Cash flows from operating activities:
  Net income                                   $       54,634   $        2,308
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization                                     47,350            2,256
      Equity in loss (income) of limited
        partnerships                                  110,194           (2,395)
      Change in other assets                          (63,440)          (5,042)
      Change in accrued fees and expenses
        due to general partner and affiliates        (264,513)           4,712
                                                  -----------      -----------
Net cash provided by (used in) operating
  activities                                         (115,775)           1,839
                                                  -----------      -----------
Cash flows from investing activities:
  Investments in limited partnerships              (9,357,460)        (836,632)
  Funds held in escrow disbursement account        (4,896,693)        (608,850)
  Loans receivable                                    878,894         (878,894)
  Capitalized acquisition costs and fees           (1,138,786)        (638,140)
  Distributions from limited partnerships                 315                -
                                                  -----------      -----------
Net cash used in investing activities             (14,513,730)      (2,962,516)
                                                  -----------      -----------
Cash flows from financing activities:
  Capital contributions                            14,555,545        8,813,445
  Offering expenses                                (1,925,611)        (963,194)
  Collection on notes receivable                      631,885                -
                                                  -----------      -----------
Net cash provided by financing activities          13,261,819        7,850,251
                                                  -----------      -----------
Net increase (decrease) in cash and
  cash equivalents                                 (1,367,686)       4,889,574

Cash and cash equivalents, beginning
  of period                                         4,889,574                -
                                                  -----------      -----------
Cash and cash equivalents, end of period       $    3,521,888   $    4,889,574
                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
       Taxes paid                              $          800   $          800
                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    For the period ended December 31, 1997, the Partnership incurred but did not
    pay  offering   expenses  of  $294,310  and  acquisition  fees  of  $62,878, respectively (see Note 4).

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the "Partnership"), was formed on March 3, 1997 under the laws of the state of California, and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The Partnership shall continue in full force and effect until December 31, 2052, unless terminated prior to that date, pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on July 9, 1998 at which time 25,000 Units representing subscriptions in the amount of $24,918,175, net of discount of $54,595 for volume purchases and $27,230 for dealer discounts, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,183,115 and $1,257,504 as of December 31, 1998 and 1997, respectively.

Use of Estimates

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnerships cash equivalents consisted of investments in tax exempt bonds totaling $3,400,000 at December 31, 1998.

Concentration of Credit Risk

As of December 31, 1998, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1998 presentation.

NOTE 2 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate which is equal to the rate charged to the holder. Loans receivable with a balance of $758,894 at December 31, 1997 were collectible from two limited partnerships, both of which were acquired in 1998. Loans receivable with a balance of $100,000 at December 31, 1997 were collectible from one limited partnership and were repaid to the Partnership in 1998.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1998, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 591 apartment units. As of December 31, 1998 construction or rehabilitation of 5 of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The Partnership's investments in limited partnerships as reflected in the balance sheets at December 31, 1998 and 1997, are approximately $10,382,000 and $1,559,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5).

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                     1998               1997
                                                     ----               ----
Investments per balance sheet,
  beginning of year                      $      2,398,460   $              -

Capital contributions                           9,357,460            836,632

Capital contributions payable                   7,191,106            860,671

Capitalized acquisition fees and costs          1,138,786            701,018

Distributions paid                                   (315)                 -

Equity in income (losses) of Local
  Limited Partnerships                           (110,194)             2,395

Amortization of paid acquisition fees
  and costs                                       (47,350)            (2,256)
                                               ----------         ----------

Investments in limited partnerships,
  end of year                            $     19,927,953   $      2,398,460
                                               ==========         ==========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                       COMBINED CONDENSED BALANCE SHEETS

                                                         1998              1997
                                                         ----              ----
ASSETS

Buildings and improvements,
  net of accumulated depreciation
  for 1998 of $797,000                       $      9,037,000  $              -
Land                                                  755,000            93,000
Construction in progress                           10,010,000           357,000
Other assets                                        1,649,000           643,000
                                                   ----------        ----------
                                             $     21,451,000  $      1,093,000
                                                   ==========        ==========
LIABILITIES

Mortgage and construction loans payable      $     11,309,000  $        149,000
Other liabilities (including due to
  related parties at December 31,
  1998 and 1997 of $177,000 and $0,
  respectively)                                       712,000            29,000
                                                   ----------        ----------

                                                   12,021,000           178,000
                                                   ----------        ----------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P.,
  Series 5                                          9,546,000           839,000
Other partners                                       (116,000)           76,000
                                                   ----------        ----------

                                                    9,430,000           915,000
                                                   ----------        ----------

                                             $     21,451,000  $      1,093,000
                                                   ==========        ==========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                     1998                1997
                                                     ----                ----

Revenues                                 $      1,088,000    $         2,000

Expenses:
   Operating expenses                             644,000                   -
   Interest expense                               268,000                   -
   Depreciation and amortization                  286,000                   -
                                               ----------          ----------
Total expenses                                  1,198,000                   -
                                               ----------          ----------
Net income (loss)                        $       (110,000)   $          2,000
                                               ==========          ==========
Net income (loss) allocable
  to the Partnership                     $       (110,000)   $          2,000
                                               ==========          ==========
Net income (loss) recorded
  by the Partnership                     $       (110,000)   $          2,000
                                               ==========          ==========

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997, the
     Partnership incurred acquisition fees of $1,670,772 and $664,500, respectively. Accumulated amortization of these capitalized costs was $45,936 and $2,131 as of December 31, 1998 and 1997, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $169,033 and $36,518, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $3,670 and $125 as of December 31, 1998 and 1997, respectively.

     An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $66,382 were incurred for 1998, of which $0 was paid during 1998. No management fees were incurred in 1997.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at December 31:

                                                1998                    1997
                                                ----                    ----

Acquisition fees                       $       1,252           $      62,878

Asset management fee payable                  66,382                       -

Advances from WNC                             25,884                 294,310

Other                                          3,869                   4,712
                                          ----------              ----------

                                       $      97,387           $     361,900
                                          ==========              ==========

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                    For The Year Ended December 31, 1998 and
                 For The Period August 29, 1997 (Date Operations
                      Commenced) Through December 31, 1997


NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

During 1998, the Partnership received subscriptions for 15,166 Units which included promissory notes of $615,250, of which $576,650 were collected in 1999 prior to the issuance of these financial statements, leaving an unpaid balance of $38,600. In 1997, the Partnership had received promissory notes of $351,150 related to the sale of Units, of which $48,000 was collected in 1998 and $303,150 was collected in 1999. Promissory notes collected subsequent to year end and prior to the issuance of the financial statements are recorded as a capital contribution and an asset in the financial statements. Any unpaid balance as of the issuance of the financial statements is reflected as a reduction of partners' equity in the financial statements.

As of December 31, 1997, the Partnership had received subscriptions for 9,834 units which included subscriptions receivable of $631,885 and promissory notes of $351,150, of which, all of the subscription receivables were collected and $48,000 of the promissory notes were collected in 1998. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 5.5% per annum, due no later than 13 months after the subscription date. Subscriptions and notes receivable collected subsequent to year-end are recorded as a capital contribution and an asset in the accompanying financial statements. Any unpaid balance is reflected as a reduction of partners' equity in the accompanying financial statements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subsequent to December 31, 1998, the Partnership entered into negotiations to acquire one additional Local Limited Partnership interest which would commit the Partnership to additional capital contributions of $670,000, of which $0 has been advanced as of December 31, 1998.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of direc-tors of WNC & Associates, Inc., the general partner of the Partnership.

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

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance. David Turek, age 44, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

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

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). Through December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,670,800.

(c) Acquisition Expense. The Partnership reimbursed the General Partner or its affiliates as of December 31, 1998 for acquisition expense, not to exceed 1.5% of the Gross Proceeds, expended by such persons on behalf of the Partnership in the amounts $169,000.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $66,000 were incurred for the year ended 1998 of which none were paid in 1998.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates as of December 31, 1998 for approximately $4,500 operating expenses expended by such persons on behalf of the Partner-ship.

(f) Subordinated Dispostion Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income
         Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $441 for the year ended December 31, 1998. No Low Income Housing Credits were allocated for the year ended December 31, 1997. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

         No person is known to own beneficially in excess of 5% of the outstanding Units.

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

Item 13. Certain Relationships and Related Transactions

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

          Report of Independent Certified Public Accountants
          Independent Auditors' Report
          Balance Sheets, December 31, 1998 and 1997
          Statements of Operations for the year ended December 31, 1998 and the period August 29, 1997 (date operations commenced) through De-cember 31, 1997
          Statements of Partners' Equity for the year ended December 31, 1998 and the period August 29, 1997 (date operations commenced) through December 31, 1997
          Statements of Cash Flows for the year ended December 31, 1998, and the period August 29, 1997 (date operations commenced) through December 31, 1997
          Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on  Financial State-
           ment Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 re-porting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)      Exhibits.

3.1.     Agreement of Limited Partnership dated as of March 3, 1997 included  as
         Exhibit 3.1 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated herein as Exhibit 3.1.

3.2 First Amendment to Agreement of Limited Partnership dated August 29, 1997 included as Exhibit 3.2 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated as Exhibit 3.2.

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

10.3 Amended and Restated Agreement of Limited Partnership of El Reno Hou-sing Associates Limited Partnership filed as Exhibit 10.1 to the cur-rent report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.3.

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

10.6 Amended and Restated Agreement of Limited Partnership of Mark Twain Senior Community Limited Partnership filed as Exhibit 10.3 to the cur-rent report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Bradley Vil-las, L.P. filed as Exhibit 10.1 to Form 8-K dated April 1, 1998 is herein incorporated as Exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Murfreeburo Villas filed as Exhibit 10.5 to Form 8-K dated April 1, 1998 is herein incorporated as Exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of United Devel-opment Co., L.P. - 97-2 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.9.

10.10 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-2 filed as Exhibit 10.2 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.10.

10.11 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-1 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.11.

10.12 Second Amended and Restated Agreement of Limited Partnership of Concord Apartment Partners, L.P. filed as Exhibit 10.1 to Form 8-K dated May 31, 1998 is herein incorporated as Exhibit 10.12.

10.13 Amended and estated Agreement of Limited Partnership of Mansur Wood Living Center, L.P. filed as Exhibit 10.1 to Form 8-K dated September 19, 1998 is herein incorporated as Exhibit 10.13.

10.14    Amended  and  Restated  Agreement  of  Limited  Partnership   Apartment
         Housing of Theodore, LTD filed as Exhibit 10.23 to Post-Effective Amendment No 3 to Registration Statement dated May 1, 1998 is herein incorporated as Exhibit 10.14.

10.15 Amended and Restated Agreement of Limited Partnership of Hillcrest Height, Limited Partnership filed as Exhibit 10.2 to Form 8-K/A dated October 8, 1998 is herein incorporated as Exhibit 10.15

21.1 Financial Statements of Mansur Woods Elderly Living Center, L.P., for the year ended December 31, 1998 together with auditors report thereon; a significant subsidiary of the Partnership.

(d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.
                                       34

             Report of Independent Certified Public Accountants on
                          Financial Statement Schedule


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The audit  referred to in our report dated June 17,  1999,  relating to the 1998 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.



                                                 /s/ BDO SEIDMAN, LLP
                                                     BDO SEIDMAN, LLP
Orange County, California
June 17, 1999

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships

                                                ------------------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                                ------------------------------------------------------------------------------------
                                                 Partnership's Total   Amount of    Encumbrances of                            Net
                                                 Investment in Local   Investment   Local Limited  Property and  Accumulated   Book
Partnership Name                       Location  Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore          Theodore,
                                       Alabama       $ 1,277,000     $  638,000   $   898,000    $ 1,651,000   $       - $ 1,651,000

Bradley Villas Limited Partnership     Bradley,
                                       Arkansas          532,000        501,000       538,000      1,000,000      23,000     977,000

Chillicothe Plaza Apts. L.P.           Chillicothe,
                                       Missouri          991,000        697,000       246,000      1,008,000           -   1,008,000

Concord Apartment Partners, L.P.       Orlando,
                                       Florida           470,000        470,000       293,000        442,000      26,000     416,000

El Reno Housing Associates Limited     El Reno,
Partnership                            Oklahoma        3,040,000      2,280,000     2,187,000      4,032,000           -   4,032,000

Hillcrest Heights, L.P.                Marshalltown,
                                       Iowa              609,000        609,000       598,000      1,209,000      14,000   1,195,000

Hughes Villas Limited Partnership      Hughes,
                                       Arkansas          182,000        182,000       765,000        986,000      76,000     910,000

Mansur Wood Living Center, L.P.        Carbon Cliff,
                                       Illinois        6,446,000        831,000     1,420,000      2,060,000           -   2,060,000

Mark Twain Senior Community Limited    Oakland,
Partnership                            California        740,000        715,000     1,470,000      2,509,000     575,000   1,934,000

Murfreesboro Villas Limited            Murfreesboro,
Partnership                            Arkansas          686,000        686,000       643,000      1,258,000      20,000   1,238,000

                                       36

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships

                                                ------------------------------------------------------------------------------------
                                                                        As of December 31, 1998
                                                ------------------------------------------------------------------------------------
                                            Partnership's Total  Amount of     Encumbrances of                              Net
                                            Investment in Local  Investment    Local Limited  Property and  Accumulated     Book
Partnership Name               Location     Limited Partnerships Paid to Date  Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley Terrace          Mayer,
Apartments, LLC                Arizona              716,000         358,000       997,000      1,428,000      14,000      1,414,000

United Development Co.,        Memphis,
L.P. - 97.1                    Tennessee          1,845,000       1,384,000       876,000      1,922,000       1,000      1,921,000

United Development Co.,        Memphis,
L.P. - 97.2                    Tennessee            743,000         733,000       378,000      1,094,000      48,000      1,046,000
                                                 ----------      ----------    ----------     ----------    --------     ----------
                                              $  18,277,000   $  10,084,000  $ 11,309,000   $ 20,599,000  $  797,000   $ 19,802,000
                                                 ==========      ==========    ==========     ==========    ========     ==========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships

                                       --------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                                       --------------------------------------------------------------------------
                                                                                     Year               Estimated
                                       Rental                                     Investment          Useful Life
Partnership Name                       Income       Net Loss         Status        Acquired               (Years)
-----------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore       $       -     $        -         1998           1999       Under Construction

Bradley Villas Limited Partnership     47,000        (16,000)        1998         Completed                  40.0

Chillicothe Plaza Apts. L.P.                -         18,000         1997           1999       Under Construction

Concord Apartment Partners, L.P.       87,000        (51,000)        1998         Completed                  30.0

El Reno Housing Associates
Limited Partnership                         -          8,000         1998           1999                     40.0

Hillcrest Heights, L.P.                41,000        (22,000)        1998         Completed                  27.0

Hughes Villas Limited Partnership      93,000         (3,000)        1998         Completed                  40.0

Mansur Wood Living Center, L.P.             -         83,000         1998           2000                     27.5

Mark Twain Senior Community
Limited Partnership                   592,000        (11,000)        1998         Completed                  27.5

Murfreesboro Villas Limited
Partnership                            11,000        (31,000)        1998         Completed                  40.0

Spring Valley Terrace Apartments,
LLC                                     7,000        (29,000)        1997         Completed                  40.0

United Development Co., L.P. -          7,000          5,000         1998           1999                     27.5
97.1

United Development Co., L.P. -         53,000        (61,000)        1998         Completed                  27.5
97.2                                 --------       --------
                                    $ 938,000     $ (110,000)
                                     ========       ========

                                       38

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:  WNC & Associates, Inc.         General Partner



By:  /s/ John B. Lester, Jr
John B. Lester, Jr.
President of WNC & Associates, Inc.
Date: August 5, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.
Date: August 5, 1999


By: /s/ John B. Lester, Jr
John B. Lester, Jr.        Director of WNC & Associates, Inc.
Date: August 5, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.
Date: August 5, 1999


By:  /s/ David N. Shafer
David N Shafer             Director of WNC & Associates, Inc.
Date: August 5, 1999

Exhibit
Number         Exhibit Description

EX-21.1 Financial Statements of Mansur Wood Elderly Living Center, L.P., for the year ended December 31, 1998 together with auditors report thereon; a significant subsidiary of the Partnership.

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.
                        (An Illinois Limited Partnership)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998







                          T A B L E   O F   C O N T E N T S


                                                      Page

INDEPENDENT AUDITOR'S REPORT                           43


FINANCIAL STATEMENTS

  Balance Sheet                                        44

  Statement of Operations                              46

  Statement of Partners' Equity                        47

  Statement of Cash Flows                              48


NOTES TO THE FINANCIAL STATEMENTS                      49

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.
                        (An Illinois Limited Partnership)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                        (TOGETHER WITH AUDITOR'S REPORT)

                          INDEPENDENT AUDITOR'S REPORT


To The Partners
  MANSUR WOOD ELDERLY LIVING CENTER, L.P.
  (An Illinois Limited Partnership)



We have audited the accompanying balance sheet of MANSUR WOOD ELDERLY LIVING CENTER, L.P. (An Illinois Limited Partnership) for the initial period beginning September 19, 1998 through December 31, 1998, and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANSUR WOOD ELDERLY LIVING CENTER, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ FRIDUSS, LUKEE, SCHIFF & CO., P.C.
FRIDUSS, LUKEE, SCHIFF & CO., P.C.
Certified Public Accountants

Chicago, Illinois
June 25, 1999

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 1998







                                   A S S E T S



INVESTMENT IN REAL ESTATE HELD FOR LEASE
 (Note 2)
  Land                                                       $     50,000
  Construction in Progress                                      2,009,418
                                                               ----------
                  NET INVESTMENT IN REAL ESTATE
                    HELD FOR LEASE                           $  2,059,418
                                                               ----------

OTHER ASSETS
  Cash (Note 3)                                              $    347,748
  Construction Escrow Account (Note 8)                          5,542,814
                                                               ----------

                  TOTAL OTHER ASSETS                         $  5,890,562
                                                               ----------

TOTAL ASSETS                                                 $  7,949,980
                                                               ==========









                     See notes to the financial statements.
                                       44

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                                  BALANCE SHEET

                                DECEMBER 31, 1998






                        LIABILITIES AND PARTNERS' EQUITY



LIABILITIES APPLICABLE TO INVESTMENT
  IN REAL ESTATE HELD FOR LEASE
  Construction Costs Payable                              $  1,419,951
                                                            ----------

                  TOTAL LIABILITIES APPLICABLE
                    TO INVESTMENT IN REAL ESTATE
                    HELD FOR LEASE                        $  1,419,951
                                                            ----------

PARTNERS' EQUITY                                          $  6,530,029
                                                            ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $  7,949,980
                                                            ==========










                     See notes to the financial statements.
                                       45

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                             STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998








INCOME
  Interest Income                                                $     83,038
                                                                    ---------

        TOTAL INCOME                                             $     83,038
                                                                    ---------

OPERATING EXPENSES
  Administrative                                                 $          7
                                                                    ---------

        TOTAL OPERATING EXPENSES                                 $          7
                                                                    ---------

NET INCOME                                                       $     83,031
                                                                    =========












                     See notes to the financial statements.
                                       46

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                          STATEMENT OF PARTNERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1998






                                                          Special
                              General       Limited       Limited
                              Partner       Partner       Partner      Total


PARTNERS' EQUITY,
  JANUARY 1, 1998          $       -    $          -    $       -  $          -



CAPITAL CONTRIBUTIONS              -       6,446,347          651     6,446,998



NET INCOME
                                 830          82,192            9        83,031
                             -------       ---------      -------     ---------


PARTNERS' EQUITY,
  DECEMBER 31, 1998
                           $     830    $  6,528,539    $     660  $  6,530,029
                             =======       =========      =======     =========













                     See notes to the financial statements.
                                       47

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                             STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $      83,031
                                                                ----------
  Adjustments to Reconcile Net Income to
    Net Cash Provided By Operating Activities:

                  TOTAL ADJUSTMENTS                          $           -
                                                                ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $      83,031
                                                                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for Land                                           $     (50,000)
  Deposits to Construction Escrow                               (5,542,814)

NET CASH (USED IN) INVESTING ACTIVITIES                      $  (5,592,814)
                                                                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions Received                             $   6,446,998
  Construction Costs Paid                                         (589,467)

NET CASH PROVIDED BY FINANCING ACTIVITIES                    $   5,857,531
                                                                ----------
NET INCREASE IN CASH                                         $     347,748

CASH - BEGINNING OF YEAR                                                 -
                                                                ----------
CASH - END OF YEAR                                           $     347,748
                                                                ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Year for:
    Interest                                                 $           -
                                                                 =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Increase in Construction Cost Payable                      $   1,419,951
  (Increase) in Construction in Progress                        (1,419,951)

         TOTAL                                               $           -
                                                                 =========


                     See notes to the financial statements.
                                       48

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



NOTE 1 - ORGANIZATION

     The Partnership was formed as a limited partnership under the laws of the State of Illinois on September 19, 1998, for the purpose of constructing and operating a rental housing project. The project consists of 115 units located in Carbon Cliff, Illinois, and is currently operating under the name of MANSUR WOOD ELDERLY LIVING CENTER.

     The project is expected to qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986 when it is completed.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Partnership's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     CAPITALIZATION AND DEPRECIATION

     Land, building and improvements are recorded at cost. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation.

     Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The estimated service life of the assets for depreciation purposes may be different than their actual economic useful lives.

                                         Estimated Life          Method
                                         --------------          ------
     Land                                -                       None
     Building and Improvements           27.5 Years              Straight-Line
     Furniture and Fixtures              Various                 MACRS


     INCOME TAXES

     No provision or benefit for income taxes has been included in these financial statements since taxable income passes through to, and is reportable by, the partners individually.

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - CASH

     The Partnership maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash.


NOTE 4 - PARTNERS' CAPITAL CONTRIBUTIONS

     The Partnership has one General Partner, Elderly Living Development, Inc., which has a 1% interest and one Limited Partner, WNC Tax Credit Fund VI, L.P. and one Special Limited Partner, WNC Housing L.P. The Limited Partners' interests are 98.99% and .01%, respectively.


NOTE 5 - LONG-TERM DEBT

     The construction loan is for the maximum amount of $4,300,000 and
     bears   interest  at  2.10%  over  the  Federal  Home  Loan  Bank
     Construction  Note rates.  As of December 31, 1998, no funds have been  drawn on this  note.  The  loan is due  December  9,  2000.
     Collateralized by investment in real estate held for lease.       $     -
                                                                       =======

                     MANSUR WOOD ELDERLY LIVING CENTER, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


NOTE 6 -  TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

          The General Partner is entitled to a development fee in the amount of $1,350,000, of which $100,000 has been paid in 1998.

          The Partnership Agreement provides for various obligations of the General Partners, including their obligation to provide funds for any development and operating deficits.



NOTE 7 -  PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

          All profits and losses are allocated 1% to the General Partner, 98.99% to the Limited Partner and .01% to the Special Limited Partner.

          Distributable net operating income, as defined by the Partnership Agreement, is distributable as follows:

               1. To pay reporting fee and accrued reporting fees from previous years.

               2.   To pay development fee.

               3.   To pay operating loans

               4.   To pay incentive management fee.

               5. The remainder, if any, 50% to the Limited Partner and 50% to the General Partner.

          Gain or loss from a sale, exchange or other disposition of the property owned by the Partnership is allocated according to the terms of the Partnership Agreement.


NOTE 8 -  COMMITMENTS AND CONTIENGENCIES

          Pursuant to the Amended Escrow Agreement, the Limited Partners' have deposited their capital contributions into a construction escrow account. The Limited Partners retain the rights to approve all disbursements from the construction escrow in order to determine that construction is in accordance with plans and specifications. Material modifications to the plans and specifications that are not agreed upon by the Limited Partners may cause the Limited Partners to request the return of the remaining escrow funds.