Form 10-K
period 1999-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1999-08-27
CIK 1036500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      O   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended ________________

                                       OR

    X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 5 (the "Partnership") was formed under the California Revised Limited Partnership Act on March 3, 1997 and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies which will own and operate multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credit").

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

Pursuant to a registration statement filed with the Securities and Exchange Commission on June 23, 1997, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. As of the close of the public offering on July 9, 1998, the Partnership had received and accepted subscriptions for 25,000 Units in the amount of $24,918,175 net of volume and dealer discounts of $81,825. Holders of Units are referred to herein as "Limited Partners."

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in thirteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the thirteen Housing Complexes as of the dates and for the periods indicated:

                                                             ------------------------------  ---------------------------------------
                                                                   As of March 31, 1999               As of December 31, 1998
                                                             ------------------------------  ---------------------------------------
                                                             Partnership's                                   Estimated  Encumbrances
                                                             Total Investment  Amount of                     Low Income of Local
                                                             in Local Limited  Investment    Number   Occu-  Housing    Limited
 Partnership Name        Location      General Partner Name  Partnerships      Paid to Date  of Units pancy  Credits    Partnerships
-------------------------------------------------------------------------------------------  ---------------------------------------
Apartment Housing of     Theodore,     Apartment Developers,
Theodore                 Alabama       Inc. and Thomas H.
                                       Cooksey                  $  1,277,000  $    839,000    40       0% $  2,015,490  $    898,000

Bradley Villas Limited   Bradley,      Billy Wayne Bunn              501,000       501,000    20      95%      628,000       538,000
Partnership              Arkansas

Chillicothe Plaza Apts.  Chillicothe,  MBL Development Co.           991,000       697,000    28       0%    1,554,760       246,000
L.P.                     Missouri

Concord Apartment        Orlando,      New Communities, LLC, a
Partners, L.P.           Florida       Colorado limited
                                       liability Company             470,000       470,000    26     100%      782,000       293,000

El Reno Housing          El Reno,      Cowen Properties, Inc.,
Associates Limited       Oklahoma      an Oklahoma Corporation     3,040,000     3,040,000   100       0%    4,406,656     2,187,000
Partnership

Hillcrest Heights, L.P.  Marshalltown, WNC & Associates, Inc.        609,000       609,000    32      69%      681,000       598,000
                         Iowa

Hughes Villas Limited    Hughes,       Billy Wayne Bunn              182,000       182,000    20     100%      337,000       765,000
Partnership              Arkansas

Mansur Wood Living       Carbon Cliff, Elderly Living
Center, L.P.             IIlinois      Development, Inc.           6,446,000     1,611,000   115       0%    8,955,955     1,420,000

Mark Twain Senior        Oakland,      Thomas P. Lam and
Community Limited        California    Marilyn S. Lam                740,000       715,000   106      91%    1,145,000     1,470,000
Partnership


                                                             ------------------------------  ---------------------------------------
                                                                   As of March 31, 1999               As of December 31, 1998
                                                             ------------------------------  ---------------------------------------
                                                             Partnership's                                   Estimated  Encumbrances
                                                             Total Investment  Amount of                     Low Income of Local
                                                             in Local Limited  Investment    Number   Occu-  Housing    Limited
 Partnership Name        Location      General Partner Name  Partnerships      Paid to Date  of Units pancy  Credits    Partnerships
-------------------------------------------------------------------------------------------  ---------------------------------------
Murfreesboro Villas      Murfreesboro, Murfreesboro Industrial
Limited Partnership      Arkansas      Development Corporation       686,000       686,000    24      54%      130,000       643,000

Spring Valley Terrace    Mayer,        Spring Valley Terrace,
Apartments, LLC          Arizona       Inc.                          716,000       648,000    20       0%      590,000       997,000

United Development Co.,  Memphis,      Harold E. Buehler, Sr.
L.P. - 97.1              Tennessee     and Jo Ellen Buehler        1,845,000     1,384,000    40       0%    2,693,230       876,000

United Development Co.,  Memphis,      Harold E. Buehler, Sr.
L.P. - 97.2              Tennessee     and Jo Ellen Buehler          743,000       733,000    20     100%    1,061,540       378,000
                                                                  ----------    ----------   ---     ----   ----------    ----------
                                                                $ 18,246,000  $ 12,115,000   591      47% $ 24,980,631  $ 11,309,000
                                                                  ==========    ==========   ===     ====   ==========    ==========

                                       6


                                                     ---------------------------------------------------------
                                                                For the year ended December 31,1998
                                                     ---------------------------------------------------------
                                                                         Net Income       Low Income Housing
Partnership Name                                     Rental Income       (loss)           Credits Allocated
--------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore                          $         -     $         -                   98.99%

Bradley Villas Limited Partnership                          47,000         (16,000)                  99.00%

Chillicothe Plaza Apts. L.P.                                     -          18,000                   99.97%

Concord Apartment Partners, L.P.                            87,000         (51,000)                  99.98%

El Reno Housing Associates Limited Partnership                   -           8,000                   99.98%

Hillcrest Heights, L.P.                                     41,000         (22,000)                  99.99%

Hughes Villas Limited Partnership                           93,000          (3,000)                  99.00%

Mansur Wood Living Center, L.P.                                  -          83,000                   99.98%

Mark Twain Senior Community Limited Partnership            592,000         (11,000)                  98.99%

Murfreesboro Villas Limited Partnership                     11,000         (31,000)                  99.00%

Spring Valley Terrace Apartments, LLC                        7,000         (29,000)                  99.98%

United Development Co., L.P. - 97.1                          7,000           5,000                   99.98%

United Development Co., L.P. - 97.2                         53,000         (61,000)                  99.98%
                                                         ---------       ---------
                                                       $   938,000     $  (110,000)
                                                         =========       =========

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

(b)      At March 31, 1999, there were 1,378 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-24111) which was declared effective on June 23, 1997. As of the close of the public offering on July 9, 1998, the Partnership had received subscriptions for 25,000 Units, for an aggregate amount of capital contributions of $24,918,175, net of volume and dealer discounts of $81,825. At March 31, 1999, the above capital contributions consisted of cash of $24,879,575 and notes receivable of $38,600. At March 31, 1999, approximately $3,248,440 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses. Included therein are selling commissions of approximately $1,665,473 and wholesaling and other organization and offering expenses of approximately $750,000 which were paid or to be paid to non-affiliates. At March 31, 1999, approximately $21,670,000 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:

                                             Paid or to
                                             be Paid to       Paid or to be
                                             Affiliates       Paid to Others             Total
                                             ----------       --------------             -----
Acquisition Fees through 3/31/99        $      1,747,300    $              -    $      1,747,300
Acquisition costs through 3/31/99                      -             170,300             170,300
Lower tier partnerships                                -          18,246,000          18,246,000
Reserves or available to be invested                   -           1,506,400           1,506,400
                                             -----------         -----------         -----------
Total                                   $      1,747,300    $     19,922,700    $     21,670,000
                                             ===========         ===========         ===========

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                      March 31                              December 31
                                        ----------------------------------      ----------------------------------

                                                  1999               1998                1998                1997
                                                  ----               ----                ----                ----
                                                               (Unaudited)
ASSETS

Cash and cash equivalents             $      3,103,129   $      7,612,155    $      3,521,888    $      4,889,574
Funds held in escrow
  disbursement account                       4,834,997                  -           5,505,543             608,850
Subscriptions and notes
  receivable                                    38,600            597,350             879,800             631,885
Investments in limited
  partnerships, net                         19,968,445          6,756,695          19,927,953           2,398,460
Loans receivable                                     -            360,194                   -             878,894
Other assets                                    30,814             24,552              68,482               5,042
                                       ---------------    ---------------     ---------------     ---------------
                                      $     27,975,985   $     15,350,946    $     29,903,666    $      9,412,705
                                       ===============    ===============     ===============     ===============
LIABILITIES

Due to limited partnerships           $      6,131,391   $      1,836,775    $      8,051,777    $        860,671
Accrued fees and expenses due to
  general partner and affiliates               159,973            564,249              97,387             361,900
                                           -----------        -----------         -----------         -----------
                                             6,291,364          2,401,024           8,149,164           1,222,571
                                           -----------        -----------         -----------         -----------
PARTNERS' EQUITY                            21,684,621         12,949,922          21,754,502           8,190,134
                                           -----------        -----------         -----------         -----------
                                      $     27,975,985   $     15,350,946    $     29,903,666    $      9,412,705
                                           ===========        ===========         ===========         ===========

Selected results of operations, cash flows, and other information for the Partnership for the three months ended March 31, 1999 and for the year ended
December 31, 1998 and the period August 29, 1997 (date operations commenced) through December 31, 1997 is as follows:

                                                    March 31                              December 31
                                        ----------------------------------     -----------------------------------
                                                  1999               1998                1998                1997
                                                  ----               ----                ----                ----
                                                               (Unaudited)

Income (loss) from operations         $        (21,156)  $         45,200    $        164,828    $            (87)

Equity in income (loss) of
 limited partnerships                          (22,000)           (13,585)           (110,194)              2,395
                                           -----------        -----------         -----------         -----------

Net income                            $        (43,156)  $         31,615    $         54,634    $          2,308
                                           ===========        ===========         ===========         ===========

Net income allocated to:
  General partner                     $           (431)  $            316    $            546    $             23
                                           ===========        ===========         ===========         ===========
  Limited partners                    $        (42,725)  $         31,299    $         54,088    $          2,285
                                           ===========        ===========         ===========         ===========
Net income  per limited partner
  unit                                $          (1.71)  $           2.51    $           2.57    $           1.13
                                           ===========        ===========         ===========         ===========
Outstanding weighted limited
  partner units                                 25,000             12,456              21,008               2,029
                                           ===========        ===========         ===========         ===========

                                                    March 31                              December 31
                                        ----------------------------------      ----------------------------------
                                                  1999               1998                1998                1997
                                                  ----               ----                ----                ----
                                                               (Unaudited)
Net cash provided by (used in):
  Operating activities                $         15,016   $         33,326    $       (115,775)   $          1,839
  Investing activities                      (1,251,140)        (2,125,841)        (14,513,730)         (2,962,516)
  Financing activities                         817,365          4,815,096          13,261,819           7,850,251
                                           -----------        -----------         -----------         -----------
Net change in cash and cash
  equivalents                                 (418,759)         2,722,581          (1,367,686)          4,889,574

Cash and cash equivalents,
  beginning of period                        3,521,888          4,889,574           4,889,574                   -
                                           -----------        -----------         -----------         -----------
Cash and cash equivalents, end
  of period                           $      3,103,129   $      7,612,155    $      3,521,888    $      4,889,574
                                           ===========        ===========         ===========         ===========

Low Income  Housing  Credit per Unit was as follows for the years ended December
31:
                                                                                         1998                1997
                                                                                         ----                ----

 Federal                                                                     $             21    $              -
 State                                                                                      -                   -
                                                                                  -----------         -----------
 Total                                                                       $             21    $              -
                                                                                  ===========         ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $3,103,000 in cash, $4,835,000 in cash in escrow, $39,000 in subscriptions receivable and aggregate investments in the thirteen Local Limited Partnerships of $19,968,000. Liabilities at March 31, 1999 primarily consisted of $6,131,000 due to limited partnerships, $47,000 in annual asset management fees and $113,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(43,000), reflecting a decrease of $75,000 from the net income experienced for the three months ended March 31, 1998. The change is primarily due to a decrease in interest income of $39,000 to $14,000 for the three months ended March 31, 1999 from $53,000 for the three months ended March 31, 1998 and an increase in equity in losses of limited partnerships of $8,000 to $(22,000) for the three months ended March 31, 1999 from $(14,000) for the three months ended March 31, 1998. In addition, amortization expense increased by $8,000, asset management fees increased by $16,000 and other operating expenses increased by $3,000.

Year Ended December 31, 1998 Compared to Period Ended December 31, 1997. The Partnership's net income for 1998 was $55,000, reflecting an increase of $53,000 from the net income experienced in 1997. The increase in net income is primarily due to interest income, which increased to $286,000 in 1998 from $10,000 in 1997, offset by an increase in equity in losses of limited partnerships of $112,000, an increase of $66,000 in annual asset management fees, and a $45,000 increase in amortization expense.

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net decrease in cash during the three months ended March 31, 1999 was $(419,000), compared to a net increase in cash for the three months ended March 31, 1998 of $2,723,000. The change was due primarily to a decrease in capital contributions of $5,411,000 and an increase in cash paid to the General Partner or affiliates of $18,000, offset by an increase in collections of notes receivable due from limited partners of $880,000, a decrease in offering expenses paid of $533,000, a decrease in investments in limited partnerships of $608,000 and a decrease in acquisition fees and costs of $266,000.

Year Ended December 31, 1998 Compared to Period Ended December 31, 1997. Net decrease in cash in 1998 was $(1,368,000), compared to a net increase in cash in 1997 of $4,890,000. The change was due primarily to an increase in investments in limited partnerships of $6,763,000, an increase in funds held in escrow disbursement accounts of $4,288,000, an increase in capitalized acquisition costs of $500,000, and an increase in cash used in operating activities of $118,000. These increases are offset by an increase in capital contributions of $5,742,000 and an increase in collections on notes receivable of $632,000, reduced by $962,000 for increases in offering costs.

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist of related party management fees and advances due to the General Partner, increased by $63,000 and decreased by $265,000, respectively.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

Subsequent to March 31, 1999, the Partnership is in negotiations to acquire one additional Local Limited Partnership interest which would commit the Partnership to additional capital contributions of $670,000, of which $0 has been advanced as of March 31, 1999.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

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

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 37% and 33% of the total assets of the Partnership at March 31, 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                            /s/ BDO SEIDMAN, LLP
                                            BDO SEIDMAN, LLP


Orange County, California
August 12, 1999

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



                                          /s/ CORBIN & WERTZ
                                          CORBIN & WERTZ

Irvine, California
March 19, 1998

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                March 31                        December 31
                                                    ------------------------------   ------------------------------
                                                            1999             1998             1998            1997
                                                            ----             ----             ----            ----
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                         $    3,103,129   $    7,612,155  $     3,521,888  $    4,889,574
Funds held in escrow disbursement account              4,834,997                -        5,505,543         608,850
Subscriptions and notes receivable (Note 7)               38,600          597,350          879,800         631,885
Loans receivable (Note 2)                                      -          360,194                -         878,894
Investments in limited partnerships (Note 3)          19,968,445        6,756,695       19,927,953       2,398,460
Other assets                                              30,814           24,552           68,482           5,042
                                                     -----------      -----------     ------------     -----------
                                                  $   27,975,985   $   15,350,946  $    29,903,666  $    9,412,705
                                                     ===========      ===========     ============     ===========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Due to limited partnerships (Note 5)            $    6,131,391   $    1,836,775  $     8,051,777  $      860,671
  Accrued fees and expenses due to General
    Partner and affiliates (Note 4)                      159,973          564,249           97,387         361,900
                                                     -----------      -----------     ------------     -----------

    Total liabilities                                  6,291,364        2,401,024        8,149,164       1,222,571
                                                     -----------      -----------     ------------     -----------
Commitments and contingencies (Note 8)

Partners' equity (deficit) (Notes 7 and 8)
  General partner                                        (32,246)         (18,619)         (31,162)        (12,452)
  Limited partners (25,000 units authorized,
    25,000, 15,377, 25,000 and 9,834 units
    outstanding at March 31, 1999, March 31,
    1998 (unaudited), December 31, 1998 and
    1997, respectively)                               21,716,867       12,968,541       21,785,664       8,202,586
                                                     -----------      -----------     ------------     -----------
    Total partners' equity                            21,684,621       12,949,922       21,754,502       8,190,134
                                                     -----------      -----------     ------------     -----------
                                                  $   27,975,985   $   15,350,946  $    29,903,666  $    9,412,705
                                                     ===========      ===========     ============     ===========

                 See accompanying notes to financial statements
                                       15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997


                                                              March 31                        December 31
                                                    ------------------------------   ------------------------------
                                                            1999             1998             1998            1997
                                                            ----             ----             ----            ----
                                                                       (Unaudited)
Interest income                                   $       14,427   $       52,896  $       286,005  $       10,012
                                                      ----------       ----------      -----------      ----------
Operating expenses:
  Amortization (Notes 3 and 4)                            15,334            6,764           47,350           2,256
  Asset management fees (Note 4)                          16,795              872           66,382               -
  Other                                                    3,454               60            7,445           7,843
                                                      ----------       ----------      -----------      ----------
    Total operating expenses                              35,583            7,696          121,177          10,099
                                                      ----------       ----------      -----------      ----------

Income (loss) from operations                            (21,156)          45,200          164,828             (87)

Equity in income (losses) of limited
  partnerships (Note 3)                                  (22,000)         (13,585)        (110,194)          2,395
                                                      ----------       ----------      -----------      ----------

Net income (loss)                                 $      (43,156)  $       31,615  $        54,634  $        2,308
                                                      ==========       ==========      ===========      ==========
Net income (loss) allocated to:
  General partner                                 $         (431)  $          316  $           546  $           23
                                                      ==========       ==========      ===========      ==========

  Limited partners                                $      (42,725)  $       31,299  $        54,088  $        2,285
                                                      ==========       ==========      ===========      ==========

Net income (loss) per limited partner unit        $        (1.71)  $         2.51  $          2.57  $         1.13
                                                      ==========       ==========      ===========      ==========

Outstanding weighted limited partner units                25,000           12,456           21,008           2,029
                                                      ==========       ==========      ===========      ==========


                 See accompanying notes to financial statements
                                       16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
     For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

                                                                  General            Limited
                                                                  Partner            Partners               Total
                                                                  -------            --------               -----
Contribution from General Partner and initial limited
  partner                                                 $           100    $          1,000    $          1,100

Sale of limited partnership units, net of discounts
  of $38,620                                                            -           9,795,380           9,795,380

Sale of limited partnership units issued for
  promissory notes receivable (Note 7)                                  -            (351,150)           (351,150)

Offering expenses                                                 (12,575)         (1,244,929)         (1,257,504)

Net income                                                             23               2,285               2,308
                                                              -----------        ------------        ------------

Equity (deficit), December 31, 1997                               (12,452)          8,202,586           8,190,134

Sale of limited partnership units, net of discounts
  of $43,205                                                            -          15,122,795          15,122,795

Sale of limited partnership units issued for
  promissory notes receivable (Note 7)                                  -             (38,600)            (38,600)

Collection of notes receivable                                          -             351,150             351,150

Offering expenses                                                 (19,256)         (1,906,355)         (1,925,611)

Net income                                                            546              54,088              54,634
                                                              -----------        ------------        ------------

Equity (deficit), December 31, 1998                               (31,162)         21,785,664          21,754,502

Collection of notes receivable                                          -              38,600              38,600

Offering expenses                                                    (653)            (64,672)            (65,325)

Net loss                                                             (431)            (42,725)            (43,156)
                                                              -----------        ------------        ------------

Partners' equity (deficit) at March 31, 1999              $       (32,246)   $     21,716,867    $     21,684,621
                                                              ===========        ============        ============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

         For The Three Months Ended March 31, 1999 and 1998 (Unaudited)
     For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

                                                                 March 31                        December 31
                                                    ------------------------------   ------------------------------
                                                            1999             1998             1998            1997
                                                            ----             ----             ----            ----
                                                                       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                               $       (43,156)  $       31,615  $        54,634  $        2,308
  Adjustments  to reconcile  net income  (loss)
     to net cash provided by (used in)
     operating activities:
     Amortization                                          15,334            6,764           47,350           2,256
     Equity in loss (income) of limited
       partnerships                                        22,000           13,585          110,194          (2,395)
     Change in other assets                                37,668          (19,510)         (63,440)         (5,042)
     Change in accrued fees and expenses due
       to general partner and affiliates                  (16,830)             872         (264,513)          4,712
                                                       ----------       ----------      -----------      ----------
Net cash provided by (used in) operating
  activities                                               15,016           33,326         (115,775)          1,839
                                                       ----------       ----------      -----------      ----------
Cash flows from investing activities:
  Investments in limited partnerships                  (1,920,386)      (2,467,221)      (9,357,460)       (836,632)
  Funds held in escrow disbursement account               670,546          608,850       (4,896,693)       (608,850)
  Loans receivable                                              -                -          878,894        (878,894)
  Capitalized acquisition costs and fees                    1,590         (267,785)      (1,138,786)       (638,140)
  Distributions from limited partnerships                       -              315              315               -
                                                       ----------       ----------      -----------      ----------

Net cash used in investing activities                  (1,248,250)      (2,125,841)     (14,513,730)     (2,962,516)
                                                       ----------       ----------      -----------      ----------
Cash flows from financing activities:
  Capital contributions                                         -        5,410,960       14,555,545       8,813,445
  Offering expenses                                       (65,325)        (595,864)      (1,925,611)       (963,194)
  Collection on notes receivable                          879,800                -          631,885               -
                                                       ----------       ----------      -----------      ----------

Net cash provided by financing activities                 814,475        4,815,096       13,261,819       7,850,251
                                                       ----------       ----------      -----------      ----------
Net increase (decrease) in cash and cash
  equivalents                                            (418,759)       2,722,581       (1,367,686)      4,889,574

Cash and cash equivalents, beginning of period          3,521,888        4,889,574        4,889,574               -
                                                       ----------       ----------      -----------      ----------

Cash and cash equivalents, end of period          $     3,103,129   $    7,612,155  $     3,521,888  $    4,889,574
                                                       ==========       ==========      ===========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                     $             -   $            -  $           800  $          800
                                                       ==========       ==========      ===========      ==========



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

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

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on July 9, 1998 at which time 25,000 Units representing subscriptions in the amount of $24,918,175, net of discount of $54,595 for volume purchases and $27,230 for dealer discounts, had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

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

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

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

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,248,440, $3,183,115 and $1,257,504 as of March 31, 1999 and December 31, 1998
and 1997, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnerships cash equivalents consisted of investments in tax exempt bonds totaling $2,730,675 and $3,400,000 as of March 31, 1999 and December 31, 1998,
respectively.

Concentration of Credit Risk

At March 31, 1999, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Income (Loss) Per Limited Partner Unit

Net income (loss) per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income (loss) per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

Reclassifications

Certain prior year balances have been reclassified to conform to the 1999 presentation.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of March 31, 1999 and December 31, 1998 and 1997, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 591 apartment units. As of March 31, 1999 and December 31, 1998 construction or rehabilitation of 5 of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at December 31, 1998 and 1997, are approximately $10,382,000 and $1,559,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Notes 4 and 5).

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 1999, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                            For the Three
                                                             Months Ended              For the Years Ended
                                                               March 31                    December 31
                                                            -------------      ---------------------------------
                                                                     1999               1998                1997
                                                                     ----               ----                ----

Investments per balance sheet, beginning of period         $   19,927,953      $   2,398,460    $              -
Capital contributions                                                   -          9,357,460             836,632
Capital contributions payable                                           -          7,191,106             860,671
Capitalized acquisition fees and costs                             77,826          1,138,786             701,018
Distributions paid                                                      -               (315)                  -
Equity in income (losses) of limited partnerships                 (22,000)          (110,194)              2,395
Amortization of paid acquisition fees and costs                   (15,334)           (47,350)             (2,256)
                                                              -----------        -----------          ----------

Investments in limited partnerships, end of period         $   19,968,445      $  19,927,953    $      2,398,460
                                                              ===========        ===========          ==========

                                       22

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

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
                        COMBINED CONDENSED BALANCE SHEETS

                                                                1998                1997
                                                                ----                ----
ASSETS
Buildings and improvements, net of accumulated
  depreciation for 1998 of $797,000                      $      9,037,000    $              -
Land                                                              755,000              93,000
Construction in progress                                       10,010,000             357,000
Other assets                                                    1,649,000             643,000
                                                             ------------        ------------
                                                         $     21,451,000    $      1,093,000
                                                             ============        ============
LIABILITIES

Mortgage and construction loans payable                  $     11,309,000    $        149,000
Other liabilities (including due to related parties at
  December 31, 1998 and 1997 of $177,000 and $0,
  respectively)                                                   712,000              29,000
                                                             ------------        ------------
                                                               12,021,000             178,000
                                                             ------------        ------------
PARTNERS' CAPITAL

WNC California Housing Tax Credits VI, L.P., Series 5           9,546,000             839,000
Other partners                                                   (116,000)             76,000
                                                             ------------        ------------
                                                                9,430,000             915,000
                                                             ------------        ------------
                                                         $     21,451,000    $      1,093,000
                                                             ============        ============

                                       23

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                1998                1997
                                                                ----                ----
Revenues                                            $      1,088,000    $          2,000
                                                        ------------        ------------
Expenses:
  Operating expenses                                         644,000                   -
  Interest expense                                           268,000                   -
  Depreciation and amortization                              286,000                   -
                                                        ------------        ------------

Total expenses                                             1,198,000                   -
                                                        ------------        ------------

Net (income) loss                                   $       (110,000)   $          2,000
                                                        ============        ============

Net (income) loss allocable to the Partnership      $       (110,000)   $          2,000
                                                        ============        ============

Net (income) loss recorded by the Partnership       $       (110,000)   $          2,000
                                                        ============        ============

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

     Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition fees of $1,747,298, $1,670,772 and $664,500, respectively. Accumulated amortization of these capitalized costs was $59,860, $45,936 and $2,131 as of March 31, 1999 and December 31, 1998 and 1997, respectively.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition costs of $170,333, $169,033 and $36,518, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $5,080, $3,670 and $125 for March 31, 1999 and December 31, 1998, 1997, respectively.

     An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $16,795 were incurred during the three months ended March 31, 1999 and $66,382 and $0 were incurred for 1998 and 1997, respectively, of which $36,000 was paid during the three months ended March 31, 1999 and $0 was paid during 1998 and 1997, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at December 31:

                                          March 31                   December 31
                                       -------------       --------------------------------
                                                1999               1998                1997
                                                ----               ----                ----
Acquisition fees                       $      77,778       $      1,252      $       62,878

Asset management fee payable                  47,177             66,382                   -

Advances from WNC                             26,759             25,884             294,310

Other                                          8,259              3,869               4,712
                                         -----------         ----------         -----------
Total                                  $     159,973       $     97,387      $      361,900
                                         ===========         ==========         ===========

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

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE

During 1998, the Partnership received subscriptions for 15,166 Units which included promissory notes of $615,250, of which $576,650 were collected in 1999 prior to the issuance of the December 31, 1998 financial statements, leaving an unpaid balance of $38,600. As this balance was paid in 1999 prior to issuance of the March 31, 1999 financial statements it is reflected as capital contributed during the three months ended March 31, 1999.

In 1997, the Partnership had received promissory notes of $351,150 related to the sale of Units, of which $48,000 was collected in 1998 and $303,150 was collected in 1999. Promissory notes collected subsequent to year end and prior to the issuance of the financial statements are recorded as a capital contribution and an asset in the financial statements. Any unpaid balance as of the issuance of the 1998 financial statements was reflected as a reduction of partners' equity in the financial statements.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and For The Year Ended December 31, 1998 and For The Period August 29, 1997
              (Date Operations Commenced) Through December 31, 1997


NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE, continued

As of December 31, 1997, the Partnership had received subscriptions for 9,834 units which included subscriptions receivable of $631,885 and promissory notes of $351,150, of which, all of the subscription receivables were collected and $48,000 of the promissory notes were collected in 1998. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 5.5% per annum, due no later than 13 months after the subscription date. Subscriptions and notes receivable collected subsequent to year-end prior to the issuance of the 1997 financial statements were recorded as a capital contribution and an asset. Any unpaid balance at that date was reflected as a reduction of partners' equity in the accompanying financial statements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Subsequent to March 31, 1999, the Partnership is in negotiations to acquire one additional Local Limited Partnership interest which would commit the Partnership to additional capital contributions of $670,000, of which $0 has been advanced as of March 31, 1999.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 1999 and December 31, 1998 approximately $3,248,000 and $3,183,000, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,498,000 and $2,433,000, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 1999 and December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,747,300 and $1,670,800, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner or its affiliates as of March 31, 1999 and December 31, 1998 for acquisition expense, not to exceed 1.5% of the Gross Proceeds, expended by such persons on behalf of the Partnership in the amounts $170,000 and $169,000, respectively.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $17,000 and $66,000 were incurred for the three months ended March 31, 1999 and the year ended December 31, 1998, of which $36,000 was paid during the three months ended March 31, 1999 and $0 was paid during the year ended December 31, 1998.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0 and $4,500 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively, expended by such persons on behalf of the Partnership.

(f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income
         Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(g) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $441 for the year ended December 31, 1998. No Low Income Housing Credits were allocated for the period ended December 31, 1997. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended March 31, 1999 or the year ended December 31, 1998.

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets,  March 31, 1999  and  1998 (Unaudited) and December 31,
           1998 and 1997
         Statements of Operations for the three months ended March 31, 1999 and 1998 (Unaudited) and for the year ended December 31, 1998 and the period August 29, 1997 (Date Operations Commenced) through December 31, 1997
         Statements  of Partners'  Equity  (Deficit)  for the three months ended

           March 31, 1999 and for the year ended December 31, 1998 and the period August 29, 1997 (Date Operations Commenced) through December 31, 1997
         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited) and for the year ended December 31, 1998 and the period August 29, 1997 (Date Operations Commenced) through December 31, 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on  Financial State-
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

(c)      Exhibits.

3.1 Agreement of Limited Partnership dated as of March 3, 1997 included as Exhibit 3.1 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated herein as Exhibit 3.1.

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

10.3 Amended and Restated Agreement of Limited Partnership of El Reno Housing Associates Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 15, 1998, is herein incorpora-ted by reference as Exhibit 10.3.

10.4 Second Amended and Restated Agreement of Limited Partnership of Hughes Villas Limited Partnership filed as Exhibit 10.2 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by refer-ence as Exhibit 10.4.

10.5 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Hughes Villas Limited Partnership filed as Exhibit 10.3 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Mark Twain Senior Community Limited Partnership filed as Exhibit 10.3 to the current report on Form 8-K dated January 15, 1998, is herein incorpora-ted by reference as Exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Bradley Villas, L.P. filed as Exhibit 10.1 to Form 8-K dated April 1, 1998 is herein incorporated as Exhibit 10.7.

10.8     Amended and Restated Agreement of  Limited Partnership  of  Murfreeburo
         Villas filed  as  Exhibit  10.5  to  Form  8-K   dated  April  1,  1998
         is  herein incorporated as Exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of United Devel-opment Co., L.P. - 97-2 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.8.

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

10.12 Second Amended and Restated Agreement of Limited Partnership of Concord Apartment Partners, L.P. filed as Exhibit 10.1 to Form 8-K dated May 31, 1998 is herein incorporated as Exhibit 10.11.

10.13 Amended and Restated Agreement of Limited Partnership of Mansur Wood Living Center, L.P. filed as Exhibit 10.1 to Form 8-K dated September 19, 1998 is herein incorporated as Exhibit 10.12.

10.14 Amended and Restated Agreement of Apartment Housing of Theodore, LTD filed as Exhibit 10.23 to Post-Effective Amendment No 3 to Registration Statement dated May 1, 1998 is herein incorporated as Exhibit 10.13.

21.1 Financial Statements of Mansur Wood Elderly Living Center, L.P., for the year ended December 31, 1998 together with auditors report thereon; a significant subsidiary of the Partnership, filed as exhibit 21.1 to Form 10-K dated August 5, 1999 is herein incorporated by reference as
         Exhibit 21.1.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The audits referred to in our report dated August 12, 1999, relating to the 1999 and 1998 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                           /s/ BDO SEIDMAN, LLP
                                            BDO SEIDMAN, LLP


Orange County, California
August 12, 1999

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                ----------------------------------- ------------------------------------------------
                                                        As of March 31, 1999                     As of December 31, 1998
                                                ----------------------------------- ------------------------------------------------
                                                 Partnership's Total   Amount of    Encumbrances of                            Net
                                                 Investment in Local   Investment   Local Limited  Property and  Accumulated   Book
Partnership Name               Location          Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing              Theodore,
of Theodore                    Alabama            $     1,277,000 $    839,000 $     898,000   $  1,651,000   $       - $  1,651,000

Bradley Villas                 Bradley,
Limited Partnership            Arkansas                   501,000      501,000       538,000      1,000,000      23,000      977,000

Chillicothe Plaza              Chillicothe,
Apts. L.P.                     Missouri                   991,000      697,000       246,000      1,008,000           -    1,008,000

Concord Apartment              Orlando,
Partners, L.P.                 Florida                    470,000      470,000       293,000        442,000      26,000      416,000

El Reno Housing Associates     El Reno,
Limited Partnership            Oklahoma                 3,040,000    3,040,000     2,187,000      4,032,000           -    4,032,000

Hillcrest Heights, L.P.        Marshalltown,
                               Iowa                       609,000      609,000       598,000      1,209,000      14,000    1,195,000

Hughes Villas Limited          Hughes,
Partnership                    Arkansas                   182,000      182,000       765,000        986,000      76,000      910,000

Mansur Wood Living             Carbon Cliff,
Center, L.P.                   Illinois                 6,446,000    1,611,000     1,420,000      2,060,000           -    2,060,000

Mark Twain Senior Community    Oakland,
Limited Partnership            California                 740,000      715,000     1,470,000      2,509,000     575,000    1,934,000


WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 ---------------------------------- ------------------------------------------------
                                                        As of March 31, 1999                     As of December 31, 1998
                                                 ---------------------------------- ------------------------------------------------
                                                 Partnership's Total   Amount of    Encumbrances of                            Net
                                                 Investment in Local   Investment   Local Limited  Property and  Accumulated   Book
Partnership Name               Location          Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Murfreesboro Villas Limited    Murfreesboro,
Partnership                    Arkansas                   686,000      686,000       643,000      1,258,000      20,000    1,238,000

Spring Valley Terrace          Mayer,
Apartments, LLC                Arizona                    716,000      648,000       997,000      1,428,000      14,000    1,414,000

United Development Co.,        Memphis,
L.P. - 97.1                    Tennessee                1,845,000    1,384,000       876,000      1,922,000       1,000    1,921,000

United Development Co.,        Memphis,
L.P. - 97.2                    Tennessee                  743,000      733,000       378,000      1,094,000      48,000    1,046,000
                                                       ----------   ----------    ----------     ----------    --------   ----------
                                                  $    18,246,000 $ 12,155,000 $  11,309,000   $ 20,599,000   $ 797,000 $ 19,802,000
                                                       ==========   ==========    ==========     ==========    ========   ==========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                   --------------------------------------------------------------------
                                                                      For the year ended December 31,1998
                                                   --------------------------------------------------------------------
                                                                       Year
                                            Rental       Net Income    Investment               Estimated Useful Life
Partnership Name                            Income       (Loss)        Acquired     Status      (Years)
-----------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore         $          -   $         -         1998         1999         Under Construction

Bradley Villas Limited Partnership          47,000       (16,000)        1998    Completed                       40.0

Chillicothe Plaza Apts. L.P.                     -        18,000         1997         1999         Under Construction

Concord Apartment Partners, L.P.            87,000       (51,000)        1998    Completed                       30.0

El Reno Housing Associates Limited
Partnership                                      -         8,000         1998         1999                       40.0

Hillcrest Heights, L.P.                     41,000       (22,000)        1998    Completed                       27.0

Hughes Villas Limited Partnership           93,000        (3,000)        1998    Completed                       40.0

Mansur Wood Living Center, L.P.                  -        83,000         1998         2000                       27.5

Mark Twain Senior Community                                                                                      27.5
Limited Partnership                        592,000       (11,000)        1998    Completed

Murfreesboro Villas Limited                                                                                      40.0
Partnership                                 11,000       (31,000)        1998    Completed

Spring Valley Terrace Apartments,                                                                                40.0
LLC                                          7,000       (29,000)        1997    Completed

United Development Co., L.P. - 97.1          7,000         5,000         1998         1999                       27.5

United Development Co., L.P. - 97.2         53,000       (61,000)        1998    Completed                       27.5
                                          --------     ---------
                                      $    938,000   $  (110,000)
                                          ========     =========

                                       36

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                 -----------------------------------------------------------------------------------
                                                                              As of December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                 Partnership's Total   Amount of    Encumbrances of                            Net
                                                 Investment in Local   Investment   Local Limited  Property and  Accumulated   Book
Partnership Name               Location          Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing              Theodore,
of Theodore                    Alabama            $     1,277,000 $    638,000 $     898,000   $  1,651,000   $       - $  1,651,000

Bradley Villas                 Bradley,
Limited Partnership            Arkansas                   532,000      501,000       538,000      1,000,000      23,000      977,000

Chillicothe Plaza              Chillicothe,
Apts. L.P.                     Missouri                   991,000      697,000       246,000      1,008,000           -    1,008,000

Concord Apartment              Orlando,
Partners, L.P.                 Florida                    470,000      470,000       293,000        442,000      26,000      416,000

El Reno Housing Associates     El Reno,
Limited Partnership            Oklahoma                 3,040,000    2,280,000     2,187,000      4,032,000           -    4,032,000

Hillcrest Heights, L.P.        Marshalltown,
                               Iowa                       609,000      609,000       598,000      1,209,000      14,000    1,195,000

Hughes Villas Limited          Hughes,
Partnership                    Arkansas                   182,000      182,000       765,000        986,000      76,000      910,000

Mansur Wood Living             Carbon Cliff,
Center, L.P.                   Illinois                 6,446,000      831,000     1,420,000      2,060,000           -    2,060,000

Mark Twain Senior Community    Oakland,
Limited Partnership            California                 740,000      715,000     1,470,000      2,509,000     575,000    1,934,000


WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                 -----------------------------------------------------------------------------------
                                                                          As of December 31, 1998
                                                 -----------------------------------------------------------------------------------
                                                 Partnership's Total   Amount of    Encumbrances of                            Net
                                                 Investment in Local   Investment   Local Limited  Property and  Accumulated   Book
Partnership Name               Location          Limited Partnerships  Paid to Date Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Murfreesboro Villas Limited    Murfreesboro,
Partnership                    Arkansas                   686,000      686,000       643,000      1,258,000      20,000    1,238,000

Spring Valley Terrace          Mayer,
Apartments, LLC                Arizona                    716,000      358,000       997,000      1,428,000      14,000    1,414,000

United Development Co.,        Memphis,
L.P. - 97.1                    Tennessee                1,845,000    1,384,000       876,000      1,922,000       1,000    1,921,000

United Development Co.,        Memphis,
L.P. - 97.2                    Tennessee                  743,000      733,000       378,000      1,094,000      48,000    1,046,000
                                                       ----------   ----------    ----------     ----------    --------   ----------
                                                  $    18,277,000 $ 10,084,000 $  11,309,000   $ 20,599,000   $ 797,000 $ 19,802,000
                                                       ==========   ==========    ==========     ==========    ========   ==========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                                   --------------------------------------------------------------------
                                                                      For the year ended December 31,1998
                                                   --------------------------------------------------------------------
                                                                       Year
                                            Rental       Net Income    Investment               Estimated Useful Life
Partnership Name                            Income       (Loss)        Acquired     Status      (Years)
-----------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore         $          -   $         -         1998         1999         Under Construction

Bradley Villas Limited Partnership          47,000       (16,000)        1998    Completed                       40.0

Chillicothe Plaza Apts. L.P.                     -        18,000         1997         1999         Under Construction

Concord Apartment Partners, L.P.            87,000       (51,000)        1998    Completed                       30.0

El Reno Housing Associates Limited
Partnership                                      -         8,000         1998         1999                       40.0

Hillcrest Heights, L.P.                     41,000       (22,000)        1998    Completed                       27.0

Hughes Villas Limited Partnership           93,000        (3,000)        1998    Completed                       40.0

Mansur Wood Living Center, L.P.                  -        83,000         1998         2000                       27.5

Mark Twain Senior Community                                                                                      27.5
Limited Partnership                        592,000       (11,000)        1998    Completed

Murfreesboro Villas Limited                                                                                      40.0
Partnership                                 11,000       (31,000)        1998    Completed

Spring Valley Terrace Apartments,                                                                                40.0
LLC                                          7,000       (29,000)        1997    Completed

United Development Co., L.P. - 97.1          7,000         5,000         1998         1999                       27.5

United Development Co., L.P. - 97.2         53,000       (61,000)        1998    Completed                       27.5
                                          --------     ---------
                                      $    938,000   $  (110,000)
                                          ========     =========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:  WNC & Associates, Inc.         General Partner



By:  /s/ John B. Lester, Jr
John B. Lester, Jr.
President of WNC & Associates, Inc.
Date: August 27, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.
Date: August 27, 1999




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.     Chairman of the Board of WNC & Associates, Inc.
Date: August 27, 1999


By: /s/ John B. Lester, Jr
John B. Lester, Jr.        Director of WNC & Associates, Inc.

Date: August 27, 1999


By:  /s/ David N. Shafer
David N Shafer             Director of WNC & Associates, Inc.

Date: August 27, 1999