Form 10-Q
period 1999-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1999-09-24
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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



                         3158 Redhill Avenue, Suite 120

                              Costa Mesa, CA 92626

                                 (714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
  Balance Sheets
    June 30, 1999 and March 31, 1999                                     3

  Statements of Operations
    For the Three Months ended June 30, 1999 and 1998                    4

  Statements of Partners' Equity (Deficit)
    For the Three Months ended June 30, 1999                             5

  Statements of Cash Flows
  For the Three Months ended June 30, 1999 and 1998                      6

  Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks    15


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

  Signatures                                                            16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                              June 30, 1999     March 31, 1999
                                              -------------     --------------
                                               (Unaudited)

                                     ASSETS

Cash and cash equivalents                    $    2,560,603     $    3,103,129
Funds held in escrow disbursement account         4,834,997          4,834,997
Subscriptions receivable - Note 6                    38,600             38,600
Investments in limited
 partnerships - Note 2                           19,808,792         19,968,445
Other Assets                                         10,814             30,814
                                                -----------        -----------

                                             $   27,253,806     $   27,975,985
                                                ===========        ===========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnerships - Note 4 $ 5,658,486 $ 6,131,391 Accrued fees and expenses due to
  general partner and affiliates - Note 3           190,709            159,973
                                                -----------        -----------

  Total Liabilities                               5,849,195          6,291,364
                                                -----------        -----------

Commitments and contingencies - Note 7

Partners' equity (deficit):
  General partner                                   (35,046)           (32,246)
  Limited partners (25,000 units authorized,
    25,000 and 25,000 units issued and
    outstanding at June 30, 1999 and
    March 31, 1999, respectively)                21,439,657         21,716,867
                                                -----------        -----------

Total partners' equity                           21,404,611         21,684,621
                                                -----------        -----------

                                             $   27,253,806     $   27,975,985
                                                ===========        ===========

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       ( A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                    1999                1998
                                                    ----                ----

Interest income                           $       47,112     $        70,471
                                              ----------          ----------

Operating expenses:
Amortization                                      16,087              10,396
Asset management fees -Note 3                     16,795              17,163
Other                                            133,195               3,508
                                              ----------          ----------

Total operating expenses                         166,077              31,067
                                              ----------          ----------

Income (loss) from operations                   (118,965)             39,404
                                              ----------          ----------

Equity in loss from
  limited partnerships - Note 2                 (159,302)            (12,515)
                                              ----------          ----------

Net income (loss)                         $     (278,267)     $       26,889
                                              ==========          ==========

Net income (loss) allocated to:
  General partner                         $       (2,783)     $          268
                                              ==========          ==========

  Limited partners                        $     (275,484)     $       26,621
                                              ==========          ==========

Net income (loss) per weighted limited
  partner unit (25,000 and 15790)                    (11)                  2
                                              ==========          ==========


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 1999
                                   (Unaudited)



                                            General           Limited
                                            Partner           Partners               Total
                                            -------           --------               -----


Equity (deficit), March 31, 1999       $    (32,246)    $   21,716,867     $    21,684,621

Offering expenses                               (17)            (1,726)             (1,743)

Net loss for the three months ended
  June 30, 1999                              (2,783)          (275,484)           (278,267)
                                          ---------        -----------         -----------

Equity (deficit), June 30, 1999        $    (35,046)    $   21,439,657     $    21,404,611
                                          =========        ===========         ===========









                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                    1999                      1998
Cash flows from operating activities:
  Net income (loss)                                                   $         (278,267)     $             26,889
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Equity in loss from limited partnerships                                 159,302                    12,515
        Amortization                                                              16,087                    10,396
        Asset management fee                                                      16,795                    17,163
        Change in other assets                                                    20,000                    (2,880)
        Accrued fees and expenses due to general partner
          and affiliates                                                          13,941                    (6,913)
                                                                             -----------               -----------

             Net cash provided by (used in) operating activities                 (52,142)                   57,170
                                                                             -----------               -----------

Cash flows from investing activities:
  Investment in limited partnerships - Note 2                                   (472,905)               (2,022,276)
  Capitalized acquisition fees and costs                                         (15,736)                 (516,804)
                                                                             -----------               -----------

             Net cash used in investing activities                              (488,641)               (2,539,080)
                                                                             -----------               -----------

Cash flows from financing activities:
  Capital contributions                                                                -                 7,685,070
  Offering expenses                                                               (1,743)                 (855,020)
                                                                             -----------               -----------

             Net cash provided by (used in) financing activities                  (1,743)                6,830,050
                                                                             -----------               -----------

Net increase (decrease) in cash and cash equivalents                            (542,526)                4,348,140

Cash and cash equivalents, beginning of period                                 3,103,129                 7,612,155
                                                                             -----------               -----------

Cash and cash equivalents, end of period                              $        2,560,603      $         11,960,295
                                                                             ===========               ===========



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership") Annual Report on form 10-K for the year end March 31, 1999 (audited). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months then ended.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,250,183 and $3,248,440 as of June 30, 1999 and March 31, 1999, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnerships cash equivalents consisted of investments in tax exempt bonds totaling $1,677,160 and $2,730,675 as of June 30, 1999 and March 31, 1999 ,
respectively.

Net Income (Loss) Per Weighted Limited Partner Unit

Net income (loss) per weighted limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income (loss) per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 1999 and March 31, 1999, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 591 apartment units. As of June 30, 1999 and March 31, 1999 construction or rehabilitation of 5 of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 1999, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                               June 30, 1999       March 31, 1999
                                                               -------------       --------------

Investments per balance sheet, beginning of period         $      19,968,445    $      19,927,953
Capitalized acquisition fees and costs                                15,736               77,826
Equity in losses of limited partnerships                            (159,302)             (22,000)
Amortization of paid acquisition fees and costs                      (16,087)             (15,334)
                                                                 -----------          -----------

Investments in limited partnerships, end of period         $      19,808,792    $      19,968,445
                                                                 ===========          ===========

Selected financial information for the three months ended June 30 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                        1999                 1998
                                                                        ----                 ----

TTotal revenue                                             $         382,437    $         203,773

Interest expense                                                     138,958               45,786
Depreciation                                                         163,425               35,597
Operating expenses                                                   240,676              135,030
                                                                 -----------          -----------

Total expenses                                                       543,059              216,413
                                                                 -----------          -----------

Net Loss                                                   $        (160,622)   $         (12,640)
                                                                 ===========          ===========

Net loss allocable to the Partnership                      $        (159,302)   $         (12,515)
                                                                 ===========          ===========

NOTE 3- RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of June 30, 1999 and March 31, 1999 approximately $3,250,000 and $3,248,000, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of June 30 1999 and March 31, 1999, the aggregate amount of acquisition fees paid or accrued was approximately $1,747,300.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS, continued

(c) Acquisition Expense. The Partnership reimbursed the General Partner or its affiliates as of June 30, 1999 and March 31, 1999 for acquisition expense, not to exceed 1.5% of the Gross Proceeds, expended by such persons on behalf of the Partnership in the amounts $186,000 and $170,000, respectively.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $17,000 and $17,000 were incurred for the three months ended June 30, 1999 and March 31, 1999, of which $36,000 was paid during the three months ended March 31, 1999.

(e) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(f) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the three months ended June 30, 1999 or the year ended March 31, 1999.

Accrued fees and expenses due to the General Partner and its affiliates of presented on the balance sheets consist of the following:

                                                                  June 30,1999     March 31, 1999
                                                                  ------------     --------------

Acquisition fees                                             $          77,778  $          77,778
Advances made for acquisition costs, organizational,                                       26,759
  offering and selling expenses                                         43,189
Asset management fees                                                   63,972             47,177
Other                                                                    5,770              8,259
                                                                    ----------         ----------

  Total accrued fees and expenses                            $         190,709  $         159,973
                                                                    ==========         ==========

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (Unaudited)


NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS RECEIVABLE

During 1998, the Partnership received subscriptions for 15,166 Units which included promissory notes of $615,250, of which $576,650 were collected in 1999 prior to the issuance of the December 31, 1998 financial statements, leaving an unpaid balance of $38,600. At March 31 and June 30, 1999 promissory notes of $38,600 had not been collected. As this balance was paid in 1999 prior to issuance of March 31, 1999 financial statements and subsequent to June 30, 1999 it is reflected as capital contributed during the three months ended March 31, 1999 and is shown as subscription receivable at March 31 and June 30, 1999.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Partnership is in negotiations to acquire one additional Local Limited Partnership interest which would commit the Partnership to additional capital contributions of $670,000, of which $0 has been advanced as of June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $2,561,000 in cash, $4,835,000 in cash in escrow, $39,000 in subscriptions receivable and aggregate investments in the thirteen Local Limited Partnerships of $19,809,000. Liabilities at June 30, 1999 primarily consisted of $5,658,000 due to limited partnerships, $64,000 in annual asset management fees and $127,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 3, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(278,000), reflecting a decrease of $305,000 from the net income experienced for the three months ended June 30, 1998. The change is primarily due to an increase in other operating expenses of $129,000 consisting primarily of an unrealized loss in tax-exempt bonds which is expected to be recovered at the maturity date. In addition, an increase in equity in loss from limited partnerships of $146,000 as Local Limited Partnerships have completed construction and initiated operations. Also contributing to the loss was a decrease in interest income of $23,000 and an increase in amortization expense of $6,000.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net decrease in cash during the three months ended June 31, 1999 was $(543,000), compared to a net increase in cash for the three months ended June 30, 1998 of $4,348,000. The change was due primarily to a decrease in capital contributions of $7,685,000 and an increase in cash used in operating activities of $109,000, offset by a decrease in investment in limited partnerships of $1,549,000, a decrease in acquisition fees and costs of $501,000 and a increase in offering expenses of $853,000.

During the three months ended June 30, 1999 and the year ended March 31, 1999, accrued payables, which consist of related party management fees and advances due to the General Partner, increased by $31,000 and increased by $63,000, respectively.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently forseeable future cash requirements.

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


Item 3.   Quantitative and Qualitative Disclosures Above Market Risks

          None.

Part II.  Other Information

Item 1.   Legal Proceedings

          None

Item 6.   Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner



By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President
WNC & Associates, Inc.

Date: September 23, 1999



By:  /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: September 23, 1999