Form 10-Q
period 1999-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 1999-11-22
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-24855


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

California                                                           33-0745418
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheets
        September 30,1999 and March 31, 1999.................................3

     Statements of Operations
        For the three and six months ended September 30, 1999 and 1998.......4

     Statement of Partners' Equity
        For the six months ended September 30, 1999..........................5

     Statements of Cash Flows
        For the six months ended September 30, 1999 and 1998.................6

     Notes to Financial Statements ..........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................14

  Item 6. Exhibits and Reports on Form 8-K...................................14

  Signatures ................................................................15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                September 30, 1999       March 31, 1999
                                                                ------------------       --------------
                                                                   (unaudited)
                                     ASSETS

Cash and cash equivalents                                   $            1,852,258   $        3,103,129
Funds held in escrow disbursement account                                4,834,997            4,834,997
Investment in limited partnerships - Note 3                             19,570,200           19,968,445
Subscriptions receivable                                                         -               38,600
Other assets                                                                71,741               30,814
                                                                ------------------        -------------

                                                            $           26,329,196   $       27,975,985
                                                                ==================        =============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships                             $            5,224,287   $        6,131,391
 Accrued fees and expenses due to
   general partner and affiliates - Note 4                                  90,941              159,973
                                                                ------------------        -------------

                                                                         5,315,228            6,291,364
                                                                ------------------        -------------

Partners' equity (deficit):
 General partner                                                           (38,953)             (32,246)
 Limited partners ( 25,000 units issued and outstanding)                21,052,921           21,716,867
                                                                ------------------        -------------

Total partners' equity                                                  21,013,968           21,684,621
                                                                ------------------        -------------

                                                            $           26,329,196   $       27,975,985
                                                                ==================        =============


                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Six              Three              Six
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------

Interest income                        $     22,788    $       69,900    $     113,223    $       183,694
                                         ----------      ------------      -----------       ------------

                                             22,788            69,900          113,223            183,694
                                         ----------      ------------      -----------       ------------

Operating expenses:
Amortization                                 16,114            32,201           15,050             25,446
Asset management fees - Note 4               18,395            35,190           29,265             29,265
Legal and accounting                         17,029            21,107            1,345              1,345
Other                                        53,915           183,032            3,294             10,156
                                         ----------      ------------      -----------       ------------

Total operating expenses                    105,453           271,530           48,954             66,212
                                         ----------      ------------      -----------       ------------

Loss from operations                        (82,665)         (201,630)          64,269            117,482

Equity in loss from
 limited partnerships                      (202,022)         (361,324)         (14,200)           (26,715)
                                         ----------      ------------      -----------       ------------

Net loss                               $   (284,687)   $     (562,954)   $      50,069    $        90,767
                                         ==========      ============      ===========       ============

Net loss allocated to:
 General partner                       $     (2,847)   $       (5,630)   $         501    $           908
                                         ==========      ============      ===========       ============

 Limited partners                      $   (281,840)   $     (557,324)   $      49,568    $        89,859
                                         ==========      ============      ===========       ============

Net loss per weighted limited
 partner unit (25,000 units issued
 and outstanding)                      $        (11)   $          (22)   $           3    $             5
                                         ==========      ============      ===========       ============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


                                                             General                 Limited
                                                             Partner                Partners                    Total
                                                             -------                --------                    -----

Partners' equity (deficit), March 31, 1999       $           (32,246)    $        21,716,867     $         21,684,621

Offering expense                                              (1,077)               (106,622)                (107,699)

Net loss for the six months ended
  September 30, 1999                                          (5,630)               (557,324)                (562,954)
                                                   -----------------       -----------------       ------------------

Partners' equity (deficit), September 30, 1999   $           (38,953)    $        21,052,921     $         21,013,968
                                                   =================       =================       ==================




                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)
                                                          1999            1998
                                                          ----            ----
Cash flows from operating activities:
 Net loss                                         $   (562,954)   $     76,958
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships             361,324          26,715
  Amortization                                          32,201          25,446
  Asset management fees                                 33,590          46,428
  Change in other assets                                 1,922          (1,550)
  Accrued fees and expense due to
   general partner and affiliates                      (11,234)        (63,152)
                                                    ----------      ----------

Net cash provided by (used in) operating activities   (145,151)        110,845
                                                     ----------      ----------
Cash flows from investing activities:
 Investment in limited partnerships                   (886,986)     (4,633,790)
 Paid into escrow                                            -      (6,446,998)
 Loans receivable                                       20,002               -
 Advances to limited partnerships                      (62,851)              -
 Acquisition fees payable                              (80,480)        (31,457)
 Acquisition costs and fees                            (15,401)       (847,125)
                                                    ----------      ----------

Net cash used in investing activities               (1,025,713)    (11,959,370)
                                                    ----------      ----------
Cash flows from financing activities:
 Capital contributions from partners                         -       9,736,470
 Notes receivable investor                              38,600               -
 Offering expenses                                    (118,607)     (1,585,121)
                                                    ----------      ----------

Net cash provided by (used in) financing activities    (80,007)      8,151,349
                                                    ----------      ----------

Net decrease in cash and cash equivalents           (1,250,871)     (3,697,176)
                                                    ----------      ----------

Cash and cash equivalents, beginning of period       3,103,129       7,612,155
                                                    ----------      ----------

Cash and cash equivalents, end of period          $  1,852,258    $  3,914,979
                                                    ==========      ==========
                 See accompanying notes to financial statements
                                        6

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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the six months then ended.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,332,261 and $3,248,440 as of September 30, 1999 and March 31, 1999,
respectively.

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

Cash and Cash Equivalents

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 1999 and March 31, 1999, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 591 apartment units. As of September 30, 1999 and March 31, 1999 construction or rehabilitation of 5 of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                                     September 30, 1999         March 31, 1999
                                                     ------------------         --------------

Investment balance, beginning of period          $           19,968,445    $        19,927,953
Capital contributions to limited partnerships                   (20,121)                     -
Acquisition fees and costs                                            -                 58,777
Equity in loss from limited partnerships                       (361,324)               (22,000)
Capitalized acquisition fees and costs                           15,401                 77,826
Amortization of acquisition costs                               (32,201)               (15,334)
                                                      -----------------         --------------

Investment per balance sheet, end of period      $           19,570,200    $        19,968,445
                                                      =================         ==============

Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                                   1999                   1998
                                                                   ----                   ----

Total revenue                                    $              417,420    $           410,546
                                                      -----------------         --------------

Interest expense                                                278,350                 91,572
Depreciation                                                    338,024                 71,194
Operating expenses                                              509,340                290,060
                                                      -----------------         --------------

Total Expenses                                                1,125,714                452,826
                                                      -----------------         --------------

Net loss                                         $             (708,294)   $           (42,280)
                                                      =================         ==============

Net loss allocable to the Partnership            $             (361,324)   $           (40,300)
                                                      =================         ==============

Net loss recognized by the Partnership           $             (361,324)   $           (26,715)
                                                      =================         ==============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS


(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $35,190 and $29,265 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership made payment of $18,395 and 0 to the General Partner or its affiliates for those fees during the six months ended September 30, 1999 and 1998, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: : (i) 12% through December 31, 2008, and
     (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the six months ended September 30, 1999 or 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1998 and March 31, 1999:
                                     September 30, 1999         March 31, 1999
                                     ------------------         --------------

Asset management fee              $              80,737      $          47,177
Acquisition fee payable                          (2,702)                77,778
Reimbursement due on expenses
 paid by affiliate                                7,106                 26,759
Other                                             5,770                  8,259
                                     ------------------         --------------

Total related party payables      $              90,941      $         159,973
                                     ==================         ==============

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 5 - SUBSCRIPTIONS RECEIVABLE

During the six months ended September 30, 1999 and the three months ended March 31,1999 the Partnership received payments in the amounts of $38,600 and $0, respectively of subscriptions receivable. Reducing the subscriptions receivable balance to $ 0 and $38,600 as of September 30,1999 and March 31, 1999, respectively.

NOTE 6 - INCOME TAXES

No provision for income taxes has been made as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $1,852,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $19,570,000. Liabilities at September 30, 1999 consisted primarily of $5,224,000 of payables to limited partnerships.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(285,000), reflecting an increase of $335,000 from the net gain experienced for the three months ended September 30, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $188,000 to $(202,000) for the three months ended September 30, 1999 from $(14,000) for the three months ended September 30, 1998. This increase was a result of the Local Limited Partnerships completing construction and going into operation. None of the investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase in equity in losses from limited partnerships there was a increase in loss from operations of $147,000 for the three months ended September 30, 1999 to $(83,000), from $64,000 for the three months ended September 30, 1998, due to a decrease of interest income of $90,000 and an increase in operating expenses of $57,000.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(563,000), reflecting an increase of $654,000 from the net gain experienced for the six months ended September 30, 1998. . The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $334,000 to $(361,000) for the six months ended September 30, 1999 from $(27,000) for the three months ended September 30, 1998. This increase was a result of the Local Limited Partnerships completing construction and starting operations. None of the investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase in equity in losses from limited partnerships there was a increase in loss from operations of $320,000 for the six months ended September 30, 1999 to $(202,000), from 117,000 for the six months ended September 30, 1998, due to a decrease of interest income of $114,000 and an increase in operating expenses of $206,000.

Cash Flows

Six Months Ended  September 30, 1999 Compared to Six Months Ended  September 30,
1998. Net cash used during the six months ended September 30, 1999 was $(1,251,000) compared to a net use of cash for the six months ended September 30, 1998 of $(3,697,000). The change was due primarily to an increase in cash used in operating activities of $256,000. The increase is the result of a decrease in interest income of $114,000, an increase in legal and accounting expenses of $20,000, and an increase in other operating expenses of $173,000, offset by a decrease in cash paid to the general partner and affiliates of $52,000. Cash used in investing activities decreased by $10,934,000 as a result of a decrease in investments in limited partnerships of $3,747,000, a decrease in cash paid into escrow accounts of $6,447,000 a decrease in acquisition costs of $832,000, and an increase in cash collected on loans receivable of $20,000, offset by an increase in acquisition fees paid of $49,000 and an increase in advances to limited partnerships of $63,000. The cash provided by financing activities decreased by $8,231,000, as the result of a decrease in capital contributions from investors of $9,736,000, offset by an increase in cash collected from investors of $39,600,and a decrease in offering expenses of $1,466,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $156,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NONE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 19, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 19, 1999