Form 10-Q
period 1999-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2000-02-22
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31,1999 and March 31, 1999.................................3

    Statements of Operations
      For the three and nine months ended December 31, 1999 and 1998......4

    Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 1999.........................5

    Statements of Cash Flows
      For the nine months ended December 31, 1999 and 1998................6

    Notes to Financial Statements ........................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................14

  Item 3. Quantitative and Qualitative Disclosures About Market Risk......17

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...............................................17

  Item 6. Exhibits and Reports on Form 8-K................................17

  Signatures .............................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                   December 31, 1999      March 31, 1999
                                                   -----------------      --------------
                                                       (unaudited)
                                     ASSETS


Cash and cash equivalents                            $     1,646,298     $     3,103,129
Funds held in escrow disbursement account                    773,599           4,834,997
Investment in limited partnerships - Note 2               19,297,093          19,968,445
Subscriptions receivable                                           -              38,600
Other assets                                                 219,659              30,814
                                                        ------------        ------------

                                                     $    21,936,649     $    27,975,985
                                                        ============        ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnerships - Note 4             $     1,105,160     $     6,131,391
Accrued fees and expenses due to
 general partner and affiliates - Note 3                     121,429             159,973
                                                        ------------        ------------

                                                           1,226,589           6,291,364
                                                        ------------        ------------

Partners' equity (deficit):
 General partner                                             (41,992)            (32,246)
 Limited partners ( 25,000 units issued
  and outstanding)                                        20,752,052          21,716,867
                                                        ------------        ------------

Total partners' equity                                    20,710,060          21,684,621
                                                        ------------        ------------

                                                     $    21,936,649     $    27,975,985
                                                        ============        ============


                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended December 31, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Nine             Three            Nine
                                             Months            Months           Months           Months
                                             ------            ------           ------           ------

Interest income                        $     22,340    $       92,240    $      49,415   $      233,109
                                         ----------        ----------        ---------       ----------

                                             22,340            92,240           49,415          233,109
                                         ----------        ----------        ---------       ----------

Operating expenses:
Amortization                                 16,134            48,335           15,140           40,586
Asset management fees - Note 3               15,195            50,385           19,082           65,510
Legal and accounting                            184            21,291           (2,000)            (655)
Other                                        50,146           216,790            1,238            8,040
                                         ----------        ----------        ---------       ----------

Total operating expenses                     81,659           336,801           33,460          113,481
                                         ----------        ----------        ---------       ----------

Income (loss) from operations               (59,319)         (244,561)          15,955          119,628

Equity in loss from
 limited partnerships - Note 2             (259,675)         (620,999)         (69,894)         (96,609)
                                         ----------        ----------        ---------       ----------

Net income (loss)                      $   (318,994)   $     (865,560)   $     (53,939)  $       23,019
                                         ==========        ==========        =========       ==========

Net income (loss) allocated to:
 General partner                       $     (3,190)   $       (8,656)   $        (539)  $          230
                                         ==========        ==========        =========       ==========

 Limited partners                      $   (315,804)   $     (856,904)   $     (53,400)  $       22,789
                                         ==========        ==========        =========       ==========

Net loss per weighted limited
 partner unit (25,000  and 21,008
 units issued and outstanding at
 December 31, 1999 and 1998)           $        (13)   $          (34)   $          (3)  $            1
                                         ==========        ==========        =========       ==========



                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


                                                          General             Limited
                                                          Partner             Partners                Total
                                                          -------             --------                -----

Partners' equity (deficit), March 31, 1999        $       (32,246)    $     21,716,867     $     21,684,621

Offering expense                                           (1,090)            (107,911)            (109,001)

Net loss for the nine months ended
 December 31, 1999                                         (8,656)            (856,904)            (865,560)
                                                      -----------         ------------         ------------

Partners' equity (deficit), December 31, 1999     $       (41,992)    $     20,752,052     $     20,710,060
                                                      ===========         ============         ============





                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)

                                                        1999              1998
                                                        ----              ----
Cash flows from operating activities:
 Net loss                                      $    (865,560)    $      23,019
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships           620,999            33,765
  Amortization                                        48,335           103,430
  Asset management fees                               50,385            65,510
  Change in other assets                            (12,802)           (43,930)
  Accrued fees and expense due to
   general partner and affiliates                       (45)          (330,895)
                                                 ----------         ----------

Net cash used in operating activities              (158,688)          (149,101)
                                                 ----------         ----------

Cash flows from investing activities:
 Investment in limited partnerships                (944,712)        (6,890,239)
 Funds paid into escrow                                             (5,505,543)
 Loans receivable                                    20,002            878,894
 Advances to limited partnerships                  (196,045)                 -
 Acquisition fees payable                           (77,778)                 -
 Acquisition costs and fees                         (18,103)          (871,001)
                                                 ----------         ----------

Net cash used in investing activities            (1,216,636)       (12,387,889)
                                                 ----------         ----------
Cash flows from financing activities:
 Capital contributions from partners                      -          9,144,585
 Notes receivable investor                           38,600            631,885
 Offering expenses                                 (120,107)        (1,329,747)
                                                 ----------         ----------
Net cash provided by (used in) financing
 activities                                         (81,507)         8,446,723
                                                 ----------         ----------

Net decrease in cash and cash equivalents        (1,456,831)        (4,090,267)
                                                 ----------         ----------

Cash and cash equivalents, beginning of period    3,103,129          7,612,155
                                                 ----------         ----------

Cash and cash equivalents, end of period       $  1,646,298     $    3,521,888
                                                 ==========         ==========



                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)



SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Funds held in Escrow were applied to
 capital contributions payable to limited partnerships          $   4,061,398
                                                                   ==========


                 See accompanying notes to financial statements
                                        7

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

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

In the opinion of the General Partner, the unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the nine months then ended.

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

                                December 31, 1999
                                   (unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 and $3,248,440 as of December 31, 1999 and March 31, 1999,
respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 1999 and March 31, 1999, the Partnership has acquired limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 591 apartment units. As of December 31, 1999 and March 31, 1999 construction or rehabilitation of 1 of the Housing Complexes were still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                                December 31, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:
                                            December 31, 1999   March 31, 1999
                                            -----------------   --------------

Investment balance, beginning of period         $  19,968,445    $  19,927,953
Capital contributions to limited partnerships         (20,121)               -
Acquisition fees and costs                                  -           58,777
Equity in loss from limited partnerships             (620,999)         (22,000)
Capitalized acquisition fees and costs                 18,103           77,826
Amortization of acquisition costs                     (48,335)         (15,334)
                                                 ------------      -----------

Investment per balance sheet, end of period     $  19,297,093    $  19,968,445
                                                 ============      ===========

Selected  financial  information  for the nine months ended December 31 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:
                                                         1999             1998
                                                         ----             ----

Total revenue                                   $   1,187,800    $     816,400
                                                 ------------      -----------

Interest expense                                      440,800          202,358
Depreciation                                          563,100          211,791
Operating expenses                                    809,800          500,090
                                                 ------------      -----------

Total Expenses                                      1,813,700          914,239
                                                 ------------      -----------

Net loss                                        $    (625,900)   $     (97,839)
                                                 ============      ===========

Net loss allocable to the Partnership           $    (620,999)   $     (96,609)
                                                 ============      ===========

Net loss recognized by the Partnership          $    (620,999)   $     (96,609)
                                                 ============      ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships). Fees of $50,385 and $65,510 were incurred during the nine months ended December 31, 1999 and 1998, respectively. No management fees have been paid during the nine months ended December 31, 1999 and 1998..

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the nine months ended December 31, 1999 or 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at December 31, 1998 and March 31, 1999:
                                 December 31, 1999         March 31, 1999
                                 -----------------         --------------

Asset management fee                $       97,562        $       47,177
Acquisition fee payable                          -                77,778
Reimbursement due on expenses
 paid by affiliate                          16,795                26,759
Other                                        7,072                 8,259
                                       -----------           -----------

Total related party payables        $      121,429        $      159,973
                                       ===========           ===========

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 5 - SUBSCRIPTIONS RECEIVABLE

During the six months ended December 31, 1999 and the three months ended March 31,1999 the Partnership received payments in the amount of $38,600 and $0, respectively of subscriptions receivable. Reducing the subscriptions receivable balance to $ 0 and $38,600 as of December 31,1999 and March 31, 1999, respectively.

NOTE 6 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $1,646,000 in cash and aggregate investments in the fourteen Local Limited Partnerships of $19,297,000. Liabilities at December 31, 1999 consisted primarily of $1,105,000 of payables to limited partnerships.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(319,000), reflecting an increase of $265,000 from the net loss experienced for the three months ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $190,000 to $(260,000) for the three months ended December 31, 1999 from
$(70,000) for the three months ended December 31, 1998. This increase was a result of the Local Limited Partnerships completing construction and going into operation. None of the investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase in equity in losses from limited partnerships, there was an increase in loss from operations of $75,000 for the three months ended December 31, 1999 to $(59,000), from $16,000 for the three months ended December 31, 1998, due to a decrease of interest income of $26,000 and an increase in operating expenses of $49,000. The increase of other operating expenses primarily resulted from a loss in sale of securities of $(47,000).

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(866,000), reflecting an increase of $889,000 from the net gain experienced for the nine months ended December 31, 1998. The increase in net loss is primarily due to equity in losses from limited partnerships which increased by $524,000 to $(621,000) for the nine months ended December 31, 1999 from $(97,000) for the nine months ended December 31, 1998. This increase was a result of the Local Limited Partnerships completing construction and starting operations. None of the investments in such Local Limited Partnerships had reached $0 at December 31, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the increase in equity in losses from limited partnerships, there was an increase in loss from operations of $365,000 for the nine months ended December 31, 1999 to $(245,000) from $120,000 for the nine months ended December 31, 1998, due to a decrease of interest income of $141,000 and an increase in operating expenses of $224,000., The increase of other operating expenses primarily resulted from a loss in sale of securities of $(206,000).

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used during the nine months ended December 31, 1999 was $(1,457,000), reflecting a decrease of $2,333,000, compared to a net use of cash for the nine months ended December 31, 1998 of $(4,090,000). The change was due primarily to a decrease in cash used in investing activities of $11,171,000 which resulted from a decrease in cash payments for investments in limited partnerships of $5,946,000, a decrease in cash paid into escrow accounts of $5,505,000, and a decrease in acquisition costs of $853,000, offset by, a decrease in cash collected on loans receivable of $859,000, an increase in acquisition fees paid of $78,000 and an increase in advances to limited partnerships of $196,000. Offsetting the decrease in cash used by investing activites, is the cash provided by financing activities which decreased by $8,529,000, as the result of a decrease in capital contributions from investors of $9,145,000, and a decrease in cash collected from investors of $594,000, offset by a decrease in offering expenses of $1,210,000. The cash used by operating activities increased by $10,000. The increase is the result of a decrease in interest income of $140,000, an increase in other operating expenses of $231,000, offset by a decrease in cash paid to the general partner and affiliates of $331,000 and a decrease in other assets of $30,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, decreased by $39,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner



By: /s/ Will N. Cooper, Jr.

Will N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 22, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 22, 2000