Form 10-K
period 2000-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2000-12-06
CIK 1036500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from __________ to __________

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 2.1% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2000, the Partnership had invested in fourteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fourteen Housing Complexes as of the dates and for the periods indicated:

                                                  --------------------------------  ------------------------------------------------
                                                       AS OF MARCH 31, 2000                       AS OF DECEMBER 31, 1999
                                                  --------------------------------  ------------------------------------------------

                                                       PARTNERSHIP'S                                       ESTIMATED    ENCUMBRANCES
                                                     TOTAL INVESTMENT  AMOUNT OF                           LOW INCOME    OF LOCAL
                                  GENERAL PARTNER    IN LOCAL LIMITED  INVESTMENT   NUMBER OF    OCCU-     HOUSING       LIMITED
PARTNERSHIP NAME    LOCATION      NAME                 PARTNERSHIPS    PAID TO DATE   UNITS      PANCY     CREDITS      PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing   Theodore,     Apartment
of Theodore         Alabama       Developers, Inc.
                                  and Thomas H.
                                  Cooksey           $ 1,188,000     $ 1,188,000         40       100%    $ 2,015,000    $ 1,155,000

Bradley Villas      Bradley,
Limited Partnership Arkansas      Horizon Bank          501,000         501,000         20       100%        628,000        533,000

Chillicothe Plaza   Chillicothe,  MBL Development
Apts. L.P.          Missouri      Co.                   972,000         972,000         28        96%      1,555,000        764,000

Concord Apartment   Orlando,      New Communities, LLC,
Partners, L.P.      Florida       a Colorado limited
                                  liability Company     470,000         470,000         26        96%        782,000        290,000

El Reno Housing     El Reno,      Cowen Properties,
Associates Limited  Oklahoma      Inc., an Oklahoma
Partnership                       Corporation         3,040,000       2,836,000        100        40%      4,407,000      2,367,000

Enhance, L.P.       Baton Rouge,  Olsen Securities
                    Louisiana     Corp.                 620,000         620,000         23        91%        867,000        545,000

Hillcrest Heights,  Marshalltown, WNC & Associates
L.P.                Iowa                                609,000         609,000         32        97%        681,000        592,000

Hughes Villas       Hughes,       Billy Wayne Bunn
Limited             Arkansas
Partnership                                             182,000         182,000         20       100%        337,000        763,000

Mansur Wood         Carbon Cliff, Elderly Living
Lifing Center,      IIlinois      Development, Inc.
L.P.                                                  6,446,000       6,446,000        115         0%      8,956,000      1,000,000

Mark Twain          Oakland,      Thomas P. Lam and
Senior Community    California    Marilyn S. Lam
Limited Partnership                                     740,000         715,000        106        76%      1,145,000      1,459,000

Murfreesboro        Murfreesboro, Murfreesboro
Villas Limited      Arkansas      Industrial
Partnership                       Development
                                  Corporation           685,000         685,000         24        83%        130,000        640,000

Spring Valley       Mayer,        Spring Valley
Terrace Apartments, Arizona       Terrace Inc.          696,000         676,000         20        65%        590,000        725,000
LLC

United Development  Memphis,      Harold E. Buehler,
Co., L.P. - 97.1    Tennessee     Sr. and Jo Ellen
                                  Buehler             1,845,000       1,821,000         40       100%      2,693,000        898,000

United Development  Memphis,      Harold E. Buehler,
Co., L.P. - 97.2    Tennessee     Sr. and Jo Ellen
                                  Buehler               743,000         743,000         20       100%      1,061,000        378,000
                                                    -----------     -----------        ---       ----    -----------    -----------

                                                    $18,737,000     $18,464,000        614        65%    $25,847,000    $12,109,000
                                                    ===========     ===========        ===       ====    ===========    ===========


                                                --------------------------------------------------------------------
                                                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                                --------------------------------------------------------------------
                                                                         NET INCOME      LOW INCOME HOUSING
               PARTNERSHIP NAME                      RENTAL INCOME         (LOSS)         CREDITS ALLOCATED
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore                         $    57,000        $ (54,000)            98.99%

Bradley Villas Limited Partnership                         64,000          (21,000)            99.00%

Chillicothe Plaza Apts. L.P.                               44,000          (23,000)            99.97%

Concord Apartment Partners, L.P.                           94,000          (30,000)            99.98%

El Reno Housing Associates Limited Partnership             59,000         (390,000)            99.98%

Enhance, L.P.                                              83,000          (81,000)            99.98%

Hillcrest Heights, L.P.                                   138,000          (31,000)            99.99%

Hughes Villas Limited Partnership                          90,000          (18,000)            99.00%

Mansur Wood Living Center, L.P.                                 -          112,000             99.98%

Mark Twain Senior Community Limited Partnership           500,000         (113,000)            98.99%

Murfreesboro Villas Limited Partnership                    43,000          (48,000)            99.00%

Spring Valley Terrace Apartments, LLC                      32,000          (59,000)            99.98%

United Development Co., L.P. - 97.1                       249,000           47,000             99.98%

United Development Co., L.P. - 97.2                       103,000          (41,000)            99.98%
                                                      -----------        ----------

                                                      $ 1,556,000        $(750,000)
                                                      ===========        ==========

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

(b)      At March 31, 2000, there were 1,383 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                              MARCH 31                     DECEMBER 31
                                    ---------------------------   ---------------------------
                                        2000           1999           1998            1997
                                    ------------   ------------   ------------   ------------
ASSETS

Cash and cash equivalents           $   574,137    $ 3,103,129    $ 3,521,888    $ 4,889,574
Funds held in escrow
  disbursement account                  243,595      4,834,997      5,505,543        608,850
Marketable securities                    50,073              -              -              -
Subscriptions and notes
  receivable                                  -         38,600        879,800        631,885
Investments in limited
  partnerships, net                  19,293,654     19,968,445     19,927,953      2,398,460
Loans receivable                              -              -              -        878,894
Other assets                             23,798         30,814         68,482          5,042
                                    ------------   ------------   ------------   ------------

                                    $20,185,257    $27,975,985    $29,903,666    $ 9,412,705
                                    ============   ============   ============   ============
LIABILITIES

Due to limited partnerships         $   272,207    $ 6,131,391    $ 8,051,777    $   860,671
Accrued fees and expenses due to
  general partner and affiliates        123,718        159,973         97,387        361,900
                                    ------------   ------------   ------------   ------------

                                        395,925      6,291,364      8,149,164      1,222,571
                                    ------------   ------------   ------------   ------------

PARTNERS' EQUITY                     19,789,332     21,684,621     21,754,502      8,190,134
                                    ------------   ------------   ------------   ------------

                                    $20,185,257    $27,975,985    $29,903,666    $ 9,412,705
                                    ============   ============   ============   ============

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                                                                                   FOR THE
                                                                                    PERIOD
                                                                                  AUGUST 29,
                                                                                  1997 (DATE
                                                 FOR THE THREE                    OPERATIONS
                                  FOR THE YEAR      MONTHS       FOR THE YEAR     COMMENCED)
                                    ENDED           ENDED           ENDED          THROUGH
                                   MARCH 31        MARCH 31       DECEMBER 31     DECEMBER 31,
                                     2000            1999            1998            1997
                                 ------------    ------------    ------------    ------------
(Loss) income from operations    $  (458,580)    $   (21,156)    $   164,828     $       (87)
Realized loss - marketable
  securities                        (188,483)              -               -               -
Equity in (loss) income of
limited
  partnerships                    (1,139,225)        (22,000)       (110,194)          2,395
                                 ------------    ------------    ------------    ------------


NET (LOSS) INCOME                $(1,786,288)    $   (43,156)    $    54,634     $     2,308
                                 ============    ============    ============    ============

                                                                                   FOR THE
                                                                                    PERIOD
                                                                                  AUGUST 29,
                                                                                  1997 (DATE
                                                 FOR THE THREE                    OPERATIONS
                                  FOR THE YEAR      MONTHS       FOR THE YEAR     COMMENCED)
                                    ENDED           ENDED           ENDED          THROUGH
                                   MARCH 31        MARCH 31       DECEMBER 31     DECEMBER 31,
                                     2000            1999            1998            1997
                                 ------------    ------------    ------------    ------------

NET (LOSS) INCOME ALLOCATED TO:
  General Partner                $   (17,863)    $      (431)    $       546     $        23
                                 ============    ============    ============    ============

  Limited Partners               $(1,768,425)    $   (42,725)    $    54,088     $     2,285
                                 ============    ============    ============    ============

NET (LOSS) INCOME PER LIMITED
  PARTNER UNIT                   $    (70.74)    $     (1.71)    $      2.57     $      1.13
                                 ============    ============    ============    ============

OUTSTANDING WEIGHTED LIMITED
  PARTNER UNITS                       25,000          25,000          21,008           2,029
                                 ============    ============    ============    ============


                                                                                   FOR THE
                                                                                    PERIOD
                                                                                  AUGUST 29,
                                                                                  1997 (DATE
                                                 FOR THE THREE                    OPERATIONS
                                  FOR THE YEAR      MONTHS       FOR THE YEAR     COMMENCED)
                                    ENDED           ENDED           ENDED          THROUGH
                                   MARCH 31        MARCH 31       DECEMBER 31     DECEMBER 31,
                                     2000            1999            1998            1997
                                 ------------    ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN):
  Operating activities           $  (209,600)    $    15,016     $  (115,775)    $     1,839
  Investing activities            (2,248,991)     (1,248,250)    (14,513,730)     (2,962,516)
  Financing activities               (70,401)        814,475      13,261,819       7,850,251
                                 ------------    ------------    ------------    ------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                     (2,528,992)       (418,759)     (1,367,686)      4,889,574

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD              3,103,129       3,521,888       4,889,574               -
                                 ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                      $   574,137     $ 3,103,129     $ 3,521,888     $ 4,889,574
                                 ============    ============    ============    ============

Low Income Housing Credit per Unit was as follows for the years ended December
31:

                                            1999           1998          1997
                                         -----------   -----------   -----------
 Federal                                 $       48    $       21    $        -
 State                                            -             -             -
                                         -----------   -----------   -----------

 Total                                   $        -    $       21    $        -
                                         ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FINANCIAL CONDITION

The Partnership's assets at March 31, 2000 consisted primarily of $574,000 in cash, $244,000 in cash in escrow, $50,000 in marketable securities, $24,000 in amounts due from affiliate, and aggregate investments in the fourteen Local Limited Partnerships of $19,294,000. Liabilities at March 31, 2000 primarily consisted of $272,000 due to limited partnerships, $21,000 in annual asset management fees and $103,000 in advances and other payables due to the General Partner or affiliates.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(1,786,000), reflecting an increase of $1,841,000 from the $55,000 of net income experienced for the year ended December 31, 1998. The change is primarily due to an increase in equity in losses of limited partnerships of $1,029,000 to $(1,139,000) for the year ended March 31, 2000 from $(110,000) for the year ended December 31, 1998. In addition, during the year ended March 31, 2000, the Partnership wrote off advances of $402,000 to a Local Limited Partnership, realized loss increased by $188,000, interest income decreased by $156,000, amortization increased by $17,000 and other operating expenses increased by $48,000.

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

CASH FLOWS

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1998. The net decrease in cash during the year ended March 31, 2000 was $(2,529,000), compared to a net decrease in cash for the year ended December 31, 1998 of $(1,368,000). The change was primarily due to a decrease in cash provided by financing activities of $13,332,000. The decrease in cash provided by financing activities was due to a decrease in capital contributions of $14,517,000, a decrease in the collection of notes receivable of $632,000, offset by a decrease in offering expenses paid of $1,817,000. Net cash used in operating activities increased by $93,825. The increase in cash used in operating activities was due primarily to an increase in other expenses. The decrease in cash from financing activities and operating activities was offset by a decrease in cash used in investing activities of $12,667,000. The decrease in investing activities was primarily due to decrease in funds placed in escrow of $9,488,000, a decrease in investments in limited partnerships of $2,987,000, a decrease in capitalized acquisition costs and fees of $1,121,000, offset by a decrease in cash collected on loans receivable of $879,000 and an increase in advances to Local Limited Partnership of $402,000 and an increase in marketable securities of $50,000.

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

During the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist of related party management fees and advances due to the General Partner, decreased by $36,000, increased by $63,000 and decreased by $265,000, respectively.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000
-------------------

WNC & Associates, Inc.
----------------------

Status of Readiness
-------------------

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues
---------------------------------

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues
------------------------

Although WNC has encountered no significant year 2000 issue to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships
--------------------------

Status of Readiness
-------------------

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues
---------------------------------

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues
------------------------

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 83%, 37% and 33% of the total assets of the Partnership at March 31, 2000 and 1999 and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2000 and 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                  /S/ BDO SEIDMAN, LLP

                                                  BDO SEIDMAN, LLP

Orange County, California
November 13, 2000

INDEPENDENT AUDITORS' REPORT



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the statements of operations, partners' equity (deficit) and cash flows of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") for the period August 29, 1997 (date operations commenced) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC Housing Tax Credit Fund VI, L.P., Series 5 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investment in these limited partnerships represented 25% of the total assets of WNC Housing Tax Credit Fund V, L.P., Series 5 at December 31, 1997. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of WNC Housing Tax Credit Fund V, L.P., Series 5 (a California Limited Partnership) for the period August 29, 1997 (date operations commenced) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                     /s/ CORBIN & WERTZ

                                                     CORBIN & WERTZ

Irvine, California
March 19, 1998


                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                      BALANCE SHEETS

                                                            MARCH 31                DECEMBER 31
                                                 ------------------------------    -------------
                                                     2000             1999             1998
                                                 -------------    -------------    -------------
ASSETS

Cash and cash equivalents                        $    574,137     $  3,103,129     $  3,521,888
Funds held in escrow disbursement account             243,595        4,834,997        5,505,543
Marketable securities (Note 2)                         50,073                -                -
Subscriptions and notes receivable (Note 7)                 -           38,600          879,800
Investments in limited partnerships (Note 3)       19,293,654       19,968,445       19,927,953
Other assets                                           23,798           30,814           68,482
                                                 -------------    -------------    -------------

                                                 $ 20,185,257     $ 27,975,985     $ 29,903,666
                                                 =============    =============    =============

LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
   Due to limited partnerships (Note 5)          $    272,207     $  6,131,391     $  8,051,777
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                  123,718          159,973           97,387
                                                 -------------    -------------    -------------

     Total liabilities                                395,925        6,291,364        8,149,164
                                                 -------------    -------------    -------------

Commitments and contingencies

Partners' equity (deficit) (Note 7)
   General Partner                                    (51,199)         (32,246)         (31,162)
   Limited Partners (25,000 units authorized,
     25,000 units issued and outstanding)          19,840,531       21,716,867       21,785,664
                                                 -------------    -------------    -------------

     Total partners' equity                        19,789,332       21,684,621       21,754,502
                                                 -------------    -------------    -------------

                                                 $ 20,185,257     $ 27,975,985     $ 29,903,666
                                                 =============    =============    =============

                      See accompanying notes to financial statements

                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                      STATEMENTS OF OPERATIONS

                                                                                                    THE PERIOD
                                                                                                    AUGUST 29,
                                                                     FOR THE                        1997 (DATE
                                                                      THREE                         OPERATIONS
                                                     FOR THE          MONTHS      FOR THE YEAR      COMMENCED)
                                                    YEAR ENDED        ENDED           ENDED          THROUGH
                                                     MARCH 31        MARCH 31      DECEMBER 31     DECEMBER 31,
                                                   ------------    ------------    ------------    ------------
                                                       2000             1999           1998            1997
                                                   ------------    ------------    ------------    ------------
Interest income                                    $   130,017     $    14,427     $   286,005     $    10,012
                                                   ------------    ------------    ------------    ------------

Operating expenses:
   Amortization (Notes 3 and 4)                         64,459          15,334          47,350           2,256
   Asset management fees (Note 4)                       67,180          16,795          66,382               -
   Write off of advances to a Local Limited
    Partnership (Note 8)                               402,243               -               -               -
   Other                                                54,715           3,454           7,445           7,843
                                                   ------------    ------------    ------------    ------------

    Total operating expenses                           588,597          35,583         121,177          10,099
                                                   ------------    ------------    ------------    ------------

(Loss) income from operations                         (458,580)        (21,156)        164,828             (87)

Realized loss - marketable securities                 (188,483)              -               -               -
Equity in income (losses) of limited
  partnerships (Note 3)                             (1,139,225)        (22,000)       (110,194)          2,395
                                                   ------------    ------------    ------------    ------------

Net (loss) income                                  $(1,786,288)    $   (43,156)    $    54,634     $     2,308
                                                   ============    ============    ============    ============

Net (loss) income allocated to:
   General Partner                                 $   (17,863)    $      (431)    $       546     $        23
                                                   ============    ============    ============    ============

   Limited Partners                                $(1,768,425)    $   (42,725)    $    54,088     $     2,285
                                                   ============    ============    ============    ============

Net (loss) income per limited partner unit         $    (70.74)    $     (1.71)    $      2.57     $      1.13
                                                   ============    ============    ============    ============

Outstanding weighted limited partner units              25,000          25,000          21,008           2,029
                                                   ============    ============    ============    ============

                           See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997

                                                            GENERAL          LIMITED
                                                            PARTNER          PARTNERS          TOTAL
                                                         -------------    -------------    -------------
Contribution from General Partner and initial limited
  partner                                                $        100     $      1,000     $      1,100

Sale of limited partnership units, net of discounts
of $38,620                                                          -        9,795,380        9,795,380

Sale of limited partnership units issued for
promissory
  notes receivable (Note 7)                                         -         (351,150)        (351,150)

Offering expenses                                             (12,575)      (1,244,929)      (1,257,504)

Net income                                                         23            2,285            2,308
                                                         -------------    -------------    -------------

Partners' equity (deficit), December 31, 1997                 (12,452)       8,202,586        8,190,134

Sale of limited partnership units, net of discounts
of $43,205                                                          -       15,122,795       15,122,795

Sale of limited partnership units issued for
promissory
  notes receivable (Note 7)                                         -          (38,600)         (38,600)

Collection of notes receivable                                      -          351,150          351,150

Offering expenses                                             (19,256)      (1,906,355)      (1,925,611)

Net income                                                        546           54,088           54,634
                                                         -------------    -------------    -------------

Partners' equity (deficit), December 31, 1998                 (31,162)      21,785,664       21,754,502

Collection of notes receivable                                      -           38,600           38,600

Offering expenses                                                (653)         (64,672)         (65,325)

Net loss                                                         (431)         (42,725)         (43,156)
                                                         -------------    -------------    -------------

Partners' equity (deficit) at March 31, 1999                  (32,246)      21,716,867       21,684,621

Offering expenses                                              (1,090)        (107,911)        (109,001)

Net loss                                                      (17,863)      (1,768,425)      (1,786,288)
                                                         -------------    -------------    -------------


Partners' equity (deficit) at March 31, 2000             $    (51,199)    $ 19,840,531     $ 19,789,332
                                                         =============    =============    =============

                 See accompanying notes to financial statements


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                                                        THE PERIOD
                                                                                                        AUGUST 29,
                                                                        FOR THE                         1997 (DATE
                                                                         THREE                          OPERATIONS
                                                       FOR THE           MONTHS       FOR THE YEAR       COMMENCED)
                                                      YEAR ENDED         ENDED           ENDED           THROUGH
                                                       MARCH 31         MARCH 31       DECEMBER 31      DECEMBER 31,
                                                    -------------    -------------    -------------    -------------
                                                        2000             1999             1998              1997
                                                    -------------    -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) income                                $ (1,786,288)    $    (43,156)    $     54,634     $      2,308
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating
     activities:
    Amortization                                          64,459           15,334           47,350            2,256
    Equity in losses (income) of limited
      partnerships                                     1,139,225           22,000          110,194           (2,395)
   Write off of advances to Local Limited
     Partnership                                         402,243                -                -                -
    Change in amounts due from affiliates                (23,798)               -                -                -
    Change in other assets                                30,814           37,668          (63,440)          (5,042)
    Change in accrued fees and expenses due
      to general partner and affiliates                  (36,255)         (16,830)        (264,513)           4,712
                                                    -------------    -------------    -------------    -------------

Net cash (used in) provided by operating
  activities                                            (209,600)          15,016         (115,775)           1,839
                                                    -------------    -------------    -------------    -------------

Cash flows from investing activities:
   Investments in limited partnerships                (6,370,474)      (1,920,386       (9,357,460         (836,632)
   Funds held in escrow disbursement account           4,591,402          670,546       (4,896,693)        (608,850)
   Purchase of marketable securities                     (50,073)               -                -                -
   Loans receivable                                            -                -          878,894         (878,894)
   Capitalized acquisition costs and fees                (18,103)           1,590       (1,138,786)        (638,140)
   Distributions from limited partnerships                   500                -              315                -
   Advances to Local Limited Partnership                (402,243)               -                -                -
                                                    -------------    -------------    -------------    -------------

Net cash used in investing activities                 (2,248,991)      (1,248,250)     (14,513,730)      (2,962,516)
                                                    -------------    -------------    -------------    -------------

Cash flows from financing activities:
   Capital contributions                                  38,600                -       14,555,545        8,813,445
   Offering expenses                                    (109,001)         (65,325)      (1,925,611)        (963,194)
   Collection on notes receivable                              -          879,800          631,885                -
                                                    -------------    -------------    -------------    -------------

Net cash (used in) provided by financing
   activities                                            (70,401)         814,475       13,261,819        7,850,251
                                                    -------------    -------------    -------------    -------------

Net (decrease) increase in cash and cash
  equivalents                                         (2,528,992)        (418,759)      (1,367,686)       4,889,574

Cash and cash equivalents, beginning of period         3,103,129        3,521,888        4,889,574                -
                                                    -------------    -------------    -------------    -------------

Cash and cash equivalents, end of period            $    574,137     $  3,103,129     $  3,521,888     $  4,889,574
                                                    =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                       $        800     $          -     $        800     $        800
                                                    =============    =============    =============    =============

                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997


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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California corporation. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

Change in Reporting Year End
----------------------------

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

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

Losses from Local Limited Partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from Local Limited Partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from limited partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441, $3,248,440, $3,183,115 and $1,257,504 as of March 31, 2000 and 1999
and December 31, 1998 and 1997, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997


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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership had cash equivalents of $393,648, $2,730,675 and $3,400,000, respectively. Of this amount, $375,000, $0 and $0, respectively, consist of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 day or less maturities.

Concentration of Credit Risk
----------------------------

At March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net (Loss) Income Per Limited Partner Unit
------------------------------------------

Net (loss) income per limited partnership unit is calculated pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. Net
(loss) income per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net (loss) income per unit is not required.

Reporting Comprehensive Income
------------------------------

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

NOTE 2 - MARKETABLE SECURITIES
------------------------------

Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                     GROSS UNREALIZED
                                               ---------------------------
AS OF MARCH 31, 2000                COST           GAIN           LOSS        FAIR VALUE
                                ------------   ------------   ------------   ------------
Debt securities                 $    50,073    $         -    $         -    $    50,073
                                ============   ============   ============   ============

Debt securities are those issued by a state agency which mature on July 1, 2000.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 614 apartment units. As of March 31, 2000, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2000 and 1999, are approximately $2,134,000 and $10,422,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2000, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                                                                         THE PERIOD
                                                                                                                         AUGUST 29,
                                                                                                                         1997 (DATE
                                                                                                                         OPERATIONS
                                                                      FOR THE       FOR THE THREE     FOR THE YEARS      COMMENCED)
                                                                     YEAR ENDED      MONTHS ENDED         ENDED           THROUGH
                                                                      MARCH 31         MARCH 31        DECEMBER 31      DECEMBER 31,
                                                                    -------------    -------------    -------------    -------------
                                                                         2000             1999             1998             1997
                                                                    -------------    -------------    -------------    -------------
Investments per balance sheet, beginning of period                  $ 19,968,445     $ 19,927,953     $  2,398,460     $          -
Capital contributions                                                    511,290                -        9,357,460          836,632
Capital contributions payable                                                  -                -        7,191,106          860,671
Capitalized acquisition fees and costs                                    18,103           77,826        1,138,786          701,018
Distributions paid                                                          (500)               -             (315)               -
Equity in income (losses) of limited partnerships                     (1,139,225)         (22,000)        (110,194)           2,395
Amortization of paid acquisition fees and costs                          (64,459)         (15,334)         (47,350)          (2,256)
                                                                    -------------    -------------    -------------    -------------

Investments in limited partnerships, end of period                  $ 19,293,654     $ 19,968,445     $ 19,927,953     $  2,398,460
                                                                    =============    =============    =============    =============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                             1999            1998
                                                         -------------   -------------
ASSETS

BUILDINGS AND IMPROVEMENTS, NET OF ACCUMULATED
  DEPRECIATION FOR 1999 AND 1998 OF $1,593,000 AND
  $797,000, RESPECTIVELY                                 $ 22,366,000    $  9,037,000
LAND                                                          804,000         755,000
CONSTRUCTION IN PROGRESS                                    7,823,000      10,010,000
OTHER ASSETS                                                1,524,000       1,649,000
                                                         -------------   -------------

                                                         $ 32,517,000    $ 21,451,000
                                                         =============   =============

LIABILITIES

MORTGAGE AND CONSTRUCTION LOANS PAYABLE                  $ 12,109,000    $ 11,309,000
DUE TO RELATED PARTIES                                      1,630,000         177,000
OTHER LIABILITIES                                           1,600,000         535,000
                                                         -------------   -------------

                                                           15,339,000      12,021,000
                                                         -------------   -------------

PARTNERS' CAPITAL

WNC CALIFORNIA HOUSING TAX CREDITS VI, L.P., SERIES 5      17,160,000       9,546,000
OTHER PARTNERS                                                 18,000        (116,000)
                                                         -------------   -------------

                                                           17,178,000       9,430,000
                                                         -------------   -------------

                                                         $ 32,517,000    $ 21,451,000
                                                         =============   =============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                     1999            1998             1997
                                                  ------------    ------------    ------------
REVENUES                                          $ 1,733,000     $ 1,088,000     $     2,000
                                                  ------------    ------------    ------------

EXPENSES:
  OPERATING EXPENSES                                1,221,000         644,000               -
  INTEREST EXPENSE                                    510,000         268,000               -
  DEPRECIATION AND AMORTIZATION                       752,000         286,000               -
                                                  ------------    ------------    ------------

TOTAL EXPENSES                                      2,483,000       1,198,000               -
                                                  ------------    ------------    ------------

NET INCOME (LOSS)                                 $  (750,000)    $  (110,000)    $     2,000
                                                  ============    ============    ============

NET INCOME (LOSS) ALLOCABLE TO THE PARTNERSHIP    $  (861,000)    $  (110,000)    $     2,000
                                                  ============    ============    ============

NET INCOME (LOSS) RECORDED BY THE PARTNERSHIP     $(1,139,000)    $  (110,000)    $     2,000
                                                  ============    ============    ============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership incurred acquisition fees of $1,750,000, $1,747,298, and $1,670,772, respectively. Accumulated amortization of these capitalized costs was $118,154, $59,860 and $45,936 as of March 31, 2000 and 1999 and December 31, 1998,
         respectively.

         Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership incurred acquisition costs of $185,734, $170,333 and $169,033, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $11,245, $5,080 and $3,670 for March 31, 2000 and 1999 and December 31, 1998, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997


NOTE 4 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

          An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $67,180 and $16,795 were incurred during the year and three months ended March 31, 2000 and 1999, respectively, and $66,382 and $0 were incurred for the years ended December 31, 1998 and 1997, respectively, of which $92,882 and $36,000 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999 and $0 was paid during the years ended December 31, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following:

                                                  MARCH 31           DECEMBER 31
                                          ------------------------    ---------
                                             2000           1999         1998
                                          ---------      ---------    ---------

Acquisition fees                          $      -       $ 77,778     $  1,252

Asset management fee payable                21,475         47,177       66,382

Advances from WNC                           95,171         26,759       25,884

Other                                        7,072          8,259        3,869
                                          ---------      ---------    ---------

Total                                     $123,718       $159,973     $ 97,387
                                          =========      =========    =========

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------

During 1998, the Partnership received subscriptions for 15,166 Units which included promissory notes of $615,250, of which $576,650 was collected in 1999 prior to the issuance of the December 31, 1998 financial statements, leaving an unpaid balance of $38,600. As this balance was paid in 1999 prior to issuance of the March 31, 1999 financial statements it is reflected as capital contributed during the three months ended March 31, 1999.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       FOR THE YEAR ENDED MARCH 31, 2000,
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999,
     FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD AUGUST 29, 1997
              (DATE OPERATIONS COMMENCED) THROUGH DECEMBER 31, 1997


NOTE 7 - SUBSCRIPTIONS AND NOTES RECEIVABLE, CONTINUED
------------------------------------------------------

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

NOTE 8 - WRITE OFF OF ADVANCES TO LOCAL LIMITED PARTNERSHIP
-----------------------------------------------------------

During the year ended March 31, 2000 and subsequent to year end, the Partnership advanced cash in the amount of $402,000 to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements. Subsequent to year end, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately 98% of the units. Such certifications should enable the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow.

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2000 and 1999 and December 31, 1998 approximately $3,357,000, $3,248,000 and $3,183,000, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,607,000, $2,498,000 and $2,433,000, respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2000 and 1999 and December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,750,000, $1,747,300 and $1,670,800, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner or its affiliates as of March 31, 2000 and 1999 and December 31, 1998 for acquisition expense, not to exceed 1.5% of the Gross Proceeds, expended by such persons on behalf of the Partnership in the amounts $186,000, $170,000 and $169,000, respectively.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $67,000, $17,000 and $66,000 were incurred for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. The Partnership paid the General Partner or its affiliates $93,000, $36,000 and $0 of those fees during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $83,000, $0 and $4,500 during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively, expended by such persons on behalf of the Partnership.

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

(g) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $1,190 and $441 for the years ended December 31, 1999 and 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the year ended March 31, 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners
         ------------------------------------------------

         No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)      Security Ownership of Management
         ---------------------------------

         Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)      Changes in Control
         ------------------

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999 and December 31, 1998 Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999, the year ended December 31, 1998 and the period August 29, 1997 (Date Operations Commenced) through December 31, 1997
         Statements of Partners' Equity (Deficit) for the year ended March 31,
           2000, the three months ended March 31, 1999, the year ended December 31, 1998 and the period August 29, 1997 (Date Operations Commenced) through December 31, 1997
         Statements of Cash Flows for the year ended March 31, 2000, the three months ended March 31, 1999, the year ended December 31, 1998 and the period August 29, 1997 (Date Operations Commenced) through December 31, 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:
         --------------------------------------------------------

         Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K.
         -------------------

1. A Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the Partnership's change in fiscal year end to March 31. No financial statements were included.

(c)      Exhibits.
         --------

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

10.9 Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-2 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 10.9.

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

10.15    Amended and  Restated  Agreement  of Limited  Partnership  of Enhance,
         L.P. filed as Exhibit 10.1 to Form 10-K dated December 5, 2000 is herein incorporated as Exhibit 10.15.

21.1 Financial Statements of Mansur Wood Elderly Living Center, L.P., for the year ended December 31, 1998 together with auditors report thereon; a significant subsidiary of the Partnership, filed as exhibit 21.1 to Form 10-K dated August 5, 1999 is herein incorporated by reference as
         Exhibit 21.1.

21.2 Financial Statements for Mansur Wood Elderly Living Center, L.P., for the year ended December 31, 1999 together with auditors report thereon; a significant subsidiary of the Partnership filed as exhibit 21.2 to Form 10-K dated December 5, 2000 is herein incorporated by reference as
         Exhibit 21.2.

(d) FINANCIAL STATEMENT SCHEDULES FOLLOW, as set forth in subsection (a)(2) hereof.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The audits referred to in our report dated November 13, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                               /s/ BDO SEIDMAN, LLP

                                                BDO SEIDMAN, LLP
Orange County, California
November 13, 2000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2000

                                         -----------------------------------  ------------------------------------------------------
                                                    AS OF MARCH 31, 2000                       AS OF DECEMBER 31, 1999
                                         -----------------------------------  ------------------------------------------------------
                                           PARTNERSHIP'S       AMOUNT OF
                                           TOTAL INVESTMENT   INVESTMENT   ENCUMBRANCES OF   PROPERTY                      NET
                                           IN LOCAL LIMITED      PAID       LOCAL LIMITED      AND        ACCUMULATED      BOOK
PARTNERSHIP NAME            LOCATION       PARTNERSHIPS        TO DATE      PARTNERSHIPS     EQUIPMENT    DEPRECIATION     VALUE
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of        Theodore,      $ 1,188,000      $ 1,188,000    $ 1,155,000     $ 2,345,000    $  55,000    $ 2,290,000
Theodore                    Alabama

Bradley Villas              Bradley,           501,000          501,000        533,000       1,000,000       54,000        946,000
Limited Partnership         Arkansas

Chillicothe Plaza           Chillicothe,       972,000          972,000        764,000       1,899,000       27,000      1,872,000
Apts. L.P.                  Missouri

Concord Apartment           Orlando,           470,000          470,000        290,000         442,000       50,000        392,000
Partners, L.P.              Florida

El Reno Housing             El Reno,         3,040,000        2,836,000      2,367,000       5,984,000      185,000      5,799,000
Associates Limited          Oklahoma
Partnership

Enhance, L.P.               Baton Rouge,       620,000          620,000        545,000       1,366,000       87,000      1,279,000
                            Louisiana

Hillcrest Heights, L.P.     Marshalltown,      609,000          609,000        592,000       1,210,000       49,000      1,161,000
                            Iowa

Hughes Villas Limited       Hughes,            182,000          182,000        763,000         986,000      105,000        881,000
Partnership                 Arkansas

Mansur Wood Living          Carbon Cliff,    6,446,000        6,446,000      1,000,000       7,873,000            -      7,873,000
Center, L.P.                Illinois

Mark Twain Senior           Oakland,           740,000          715,000      1,459,000       2,518,000      670,000      1,848,000
Community Limited           California
Partnership

Murfreesboro Villas         Murfreesboro,      685,000          685,000        640,000       1,258,000       61,000      1,197,000
Limited Parnership          Arkansas


Spring Valley Terrace       Mayer, Arizona      696,000         676,000        725,000       1,428,000       54,000      1,374,000
Apartments, LLC


United Development Co.,     Memphis,          1,845,000       1,821,000        898,000       3,166,000       91,000      3,075,000
L.P. - 97.1                 Tennessee

United Development Co.,     Memphis,            743,000         743,000        378,000       1,111,000      105,000      1,006,000
L.P. - 97.2                 Tennessee
                                            -----------     -----------    -----------     -----------   ----------    -----------
                                            $18,737,000     $18,464,000    $12,109,000     $32,586,000   $1,593,000    $30,993,000
                                            ===========     ===========    ===========     ===========   ==========    ===========

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2000

                                          ---------------------------------------------------------------------------
                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                          ---------------------------------------------------------------------------
                                                                        YEAR
                                            RENTAL      NET INCOME    INVESTMENT                ESTIMATED USEFUL
PARTNERSHIP NAME                            INCOME        (LOSS)      ACQUIRED     STATUS        LIFE (YEARS)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore              $ 57,000    $ (54,000)        1998     Completed         40.0

Bradley Villas Limited Partnership           64,000      (21,000)        1998     Completed         40.0

Chillicothe Plaza Apts. L.P.                 44,000      (23,000)        1997     Completed         50.0

Concord Apartment Partners, L.P.             94,000      (30,000)        1998     Completed         30.0

El Reno Housing Associates Limited
Partnership                                  59,000     (390,000)        1998     Completed         40.0

Enhance, L.P.                                83,000      (81,000)        2000     Completed         27.5

Hillcrest Heights, L.P.                     138,000      (31,000)        1998     Completed         27.0

Hughes Villas Limited Partnership            90,000      (18,000)        1998     Completed         40.0

Mansur Wood Living Center, L.P.                   -      112,000         1998        2000           27.5

Mark Twain Senior Community Limited
Partnership                                 500,000     (113,000)        1998     Completed         27.5

Murfreesboro Villas Limited
Partnership                                  43,000      (48,000)        1998     Completed         40.0

Spring Valley Terrace Apartments,
LLC                                          32,000      (59,000)        1997     Completed         40.0

United Development Co., L.P. - 97.1
                                            249,000       47,000         1998     Completed         27.5

United Development Co., L.P. - 97.2         103,000      (41,000)        1998     Completed         27.5
                                        ------------  -----------

                                        $ 1,556,000   $ (750,000)
                                        ===========   ===========

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 1999

                                         -----------------------------------  ------------------------------------------------------
                                                    AS OF MARCH 31, 1999                       AS OF DECEMBER 31, 1998
                                         -----------------------------------  ------------------------------------------------------
                                           PARTNERSHIP'S       AMOUNT OF
                                           TOTAL INVESTMENT   INVESTMENT   ENCUMBRANCES OF   PROPERTY                      NET
                                           IN LOCAL LIMITED      PAID       LOCAL LIMITED      AND        ACCUMULATED      BOOK
PARTNERSHIP NAME            LOCATION       PARTNERSHIPS        TO DATE      PARTNERSHIPS     EQUIPMENT    DEPRECIATION     VALUE
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of        Theodore,       $  1,277,000    $   839,000    $   898,000     $ 1,651,000    $      -     $ 1,651,000
Theodore                    Alabama

Bradley Villas Limited      Bradley,             501,000        501,000        538,000       1,000,000       23,000        977,000
Partnership                 Arkansas

Chillicothe Plaza Apts.     Chillicothe,         991,000        697,000        246,000       1,008,000            -      1,008,000
L.P.                        Missouri

Concord Apartment           Orlando, Florida     470,000        470,000        293,000         442,000       26,000        416,000
Partners, L.P.

El Reno Housing Associates  El Reno,           3,040,000      3,040,000      2,187,000       4,032,000            -      4,032,000
Limited Partnership         Oklahoma

Hillcrest Heights, L.P.     Marshalltown,        609,000        609,000        598,000       1,209,000       14,000      1,195,000
                            Iowa

Hughes Villas Limited       Hughes, Arkansas     182,000        182,000        765,000         986,000       76,000        910,000
Partnership

Mansur Wood Living Center,  Carbon Cliff,      6,446,000      1,611,000      1,420,000       2,060,000            -      2,060,000
L.P.                        Illinois

Mark Twain Senior Community Oakland,             740,000        715,000      1,470,000       2,509,000      575,000      1,934,000
Limited Partnership         California

Murfreesboro Villas         Murfreesboro,        686,000        686,000        643,000       1,258,000       20,000      1,238,000
Limited Partnership         Arkansas

Spring Valley Terrace       Mayer, Arizona       716,000        648,000        997,000       1,428,000       14,000      1,414,000
Apartments LLC

United Development Co.,    Memphis,            1,845,000      1,384,000        876,000       1,922,000        1,000      1,921,000
L.P. - 97.1                Tennessee

United Development Co.,    Memphis,              743,000        733,000        378,000       1,094,000       48,000      1,046,000
L.P. - 97.2                Tennessee
                                            ------------   ------------   ------------    ------------   ----------   ------------
                                            $ 18,246,000   $ 12,155,000   $ 11,309,000    $ 20,599,000   $  797,000   $ 19,802,000
                                            ============   ============   ============    ============   ==========   ============

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 1999

                                          ---------------------------------------------------------------------------
                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                          ---------------------------------------------------------------------------
                                                                        YEAR
                                            RENTAL      NET INCOME    INVESTMENT                ESTIMATED USEFUL
PARTNERSHIP NAME                            INCOME        (LOSS)      ACQUIRED     STATUS        LIFE (YEARS)
---------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore               $     -    $       -         1998        1999       Under Construction

Bradley Villas Limited Partnership           47,000      (16,000)        1998     Completed            40.0

Chillicothe Plaza Apts. L.P.                      -       18,000         1997        1999       Under Construction

Concord Apartment Partners, L.P.             87,000      (51,000)        1998     Completed            30.0

El Reno Housing Associates Limited
Partnership                                       -        8,000         1998        1999              40.0

Hillcrest Heights, L.P.                      41,000      (22,000)        1998     Completed            27.0

Hughes Villas Limited Partnership            93,000       (3,000)        1998     Completed            40.0

Mansur Wood Living Center, L.P.                   -       83,000         1998        2000              27.5

Mark Twain Senior Community Limited
Partnership                                 592,000      (11,000)        1998     Completed            27.5

Murfreesboro Villas Limited
Partnership                                  11,000      (31,000)        1998     Completed            40.0

Spring Valley Terrace Apartments,
LLC                                           7,000      (29,000)        1997     Completed            40.0

United Development Co., L.P. - 97.1           7,000        5,000         1998        1999              27.5

United Development Co., L.P. - 97.2          53,000      (61,000)        1998     Completed            27.5
                                            -------     ---------

                                          $ 938,000    $(110,000)
                                          =========    ==========

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
DECEMBER 31, 1998

                                         -------------------------------------------------------------------------------------------
                                                                         AS OF DECEMBER 31, 1998
                                         -------------------------------------------------------------------------------------------
                                           PARTNERSHIP'S       AMOUNT OF
                                           TOTAL INVESTMENT   INVESTMENT   ENCUMBRANCES OF   PROPERTY                      NET
                                           IN LOCAL LIMITED      PAID       LOCAL LIMITED      AND        ACCUMULATED      BOOK
PARTNERSHIP NAME            LOCATION       PARTNERSHIPS        TO DATE      PARTNERSHIPS     EQUIPMENT    DEPRECIATION     VALUE
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing of        Theodore,      $  1,277,000     $  638,000     $  898,000      $ 1,651,000    $      -     $ 1,651,000
Theodore                    Alabama

Bradley Villas Limited      Bradley,            532,000        501,000        538,000        1,000,000         23,000      977,000
Partnership                 Arkansas

Chillicothe Plaza Apts.     Chillicothe,        991,000        697,000        246,000        1,008,000              -    1,008,000
L.P.                        Missouri

Concord Apartment           Orlando,            470,000        470,000        293,000          442,000         26,000      416,000
Partners, L.P.              Florida

El Reno Housing Associates  El Reno,          3,040,000      2,280,000      2,187,000        4,032,000              -    4,032,000
Limited Partnership         Oklahoma

Hillcrest Heights, L.P.     Marshalltown,       609,000        609,000        598,000        1,209,000         14,000    1,195,000
                            Iowa

Hughes Villas Limited       Hughes, Arkansas    182,000        182,000        765,000          986,000         76,000      910,000
Partnership

Mansur Wood Living Center,  Carbon Cliff,     6,446,000        831,000      1,420,000        2,060,000              -    2,060,000
L.P.                        Illinois

Mark Twain Senior Community Oakland,            740,000        715,000      1,470,000        2,509,000        575,000    1,934,000
Limited Partnership         California

Murfreesboro Villas         Murfreesboro,       686,000        686,000        643,000        1,258,000         20,000    1,238,000
Limited Partnership         Arkansas

Spring Valley Terrace       Mayer, Arizona      716,000        358,000        997,000        1,428,000         14,000    1,414,000
Apartments, LLC

United Development Co.,     Memphis,          1,845,000      1,384,000        876,000        1,922,000          1,000    1,921,000
L.P. - 97.1                 Tennessee

United Development Co.,     Memphis,            743,000        733,000        378,000        1,094,000         48,000    1,046,000
L.P. - 97.2                 Tennessee
                                            ------------  ------------   ------------     ------------     ----------  -----------
                                            $ 18,277,000  $ 10,084,000   $ 11,309,000     $ 20,599,000     $  797,000  $19,802,000
                                            ============  ============   ============     ============     ==========  ===========

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
DECEMBER 31, 1998

                                          ---------------------------------------------------------------------------
                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                          ---------------------------------------------------------------------------
                                                                        YEAR
                                            RENTAL      NET INCOME    INVESTMENT                ESTIMATED USEFUL
PARTNERSHIP NAME                            INCOME        (LOSS)      ACQUIRED     STATUS        LIFE (YEARS)
---------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore               $     -    $       -         1998        1999       Under Construction

Bradley Villas Limited Partnership           47,000      (16,000)        1998     Completed           40.0

Chillicothe Plaza Apts. L.P.                      -       18,000         1997        1999       Under Construction

Concord Apartment Partners, L.P.             87,000      (51,000)        1998     Completed           30.0

El Reno Housing Associates Limited
Partnership                                       -        8,000         1998        1999             40.0

Hillcrest Heights, L.P.                      41,000      (22,000)        1998     Completed           27.0

Hughes Villas Limited Partnership            93,000       (3,000)        1998     Completed           40.0

Mansur Wood Living Center, L.P.                   -       83,000         1998        2000             27.5

Mark Twain Senior Community Limited
Partnership                                 592,000      (11,000)        1998     Completed           27.5

Murfreesboro Villas Limited
Partnership                                  11,000      (31,000)        1998     Completed           40.0

Spring Valley Terrace Apartments,
LLC                                           7,000      (29,000)        1997     Completed           40.0

United Development Co., L.P. - 97.1           7,000        5,000         1998        1999             27.5

United Development Co., L.P. - 97.2          53,000      (61,000)        1998     Completed           27.5
                                         ----------    ----------

                                         $  938,000    $(110,000)
                                         ==========    ==========


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:  WNC & Associates, Inc.         General Partner



By: /s/ Wilfred N. Cooper, Jr.
    -------------------------
Wilfred N. Cooper, Jr.
President - Chief Operating Officer of WNC & Associates, Inc.

Date: November



By: /s/ Michael L. Dickenson
    ------------------------
Michael L. Dickenson
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Wilfred N. Cooper, Sr.
    --------------------------
Wilfred N. Cooper, Sr.
Chairman of the Board of WNC & Associates, Inc.

Date:  November



By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr.
Director of WNC & Associates, Inc.

Date:  November



By: /s/ David N. Shafer
    -------------------
David N Shafer
Director of WNC & Associates, Inc.

Date:  November