Form 10-Q
period 2000-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2001-02-15
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                       For the Quarter Ended June 30, 2000



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets
           June 30, 2000 and March 31, 2000                               3

         Statements of Operations
           For the Three Months Ended June 30, 2000 and 1999              4

         Statement of Partners' Equity (Deficit)
           For the Three Months Ended June 30, 2000                       5

         Statements of Cash Flows
         For the Three Months Ended June 30, 2000 and 1999                6

         Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks     14


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                               14

Item 6.  Exhibits and Reports on Form 8-K                                14

         Signatures                                                      15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                 June 30, 2000                 March 31, 2000
                                                            ------------------------       ---------------------
                                                                  (Unaudited)
ASSETS
Cash and cash equivalents                                 $                495,779       $             574,137
Funds held in escrow disbursement account                                  243,595                     243,595
Marketable securities                                                       50,073                      50,073
Investments in limited
 partnerships (Note 3)                                                  18,914,300                  19,293,654
Other assets                                                                23,798                      23,798
                                                            ------------------------       ---------------------

                                                          $             19,727,545       $          20,185,257
                                                            ========================       =====================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Due to limited partnerships (Note 5)                     $                272,207       $             272,207
 Accrued fees and expenses due to
  General Partner and affiliates (Note 4)                                   56,782                     123,718
                                                            ------------------------       ---------------------

    Total Liabilities                                                      328,989                     395,925
                                                            ------------------------       ---------------------

Commitments and contingencies

Partners' equity (deficit)
 General Partner                                                           (55,107)                    (51,199)
 Limited partners (25,000 units authorized,
  25,000 units issued and outstanding)                                  19,453,663                  19,840,531
                                                            ------------------------       ---------------------

    Total partners' equity                                              19,398,556                  19,789,332
                                                            ------------------------       ---------------------

                                                          $             19,727,545       $          20,185,257
                                                            ========================       =====================

                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       ( A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                              2000                     1999
                                                     ----------------------     ---------------------
Interest income                                    $               4,074     $              47,112
                                                     ----------------------     ---------------------

Operating expenses:
 Amortization (Note 3)                                            16,134                    16,087
 Asset management fees (Note 4)                                   17,258                    16,795
 Other                                                            11,238                    24,169
                                                     ----------------------     ---------------------

   Total operating expenses                                       44,630                    57,051
                                                     ----------------------     ---------------------

Loss from operations                                             (40,556)                   (9,939)

Realized loss marketable securities                                     -                 (109,026)
Equity in losses of
 Limited partnerships (Note 3)                                  (350,220)                 (159,302)
                                                     ----------------------     ---------------------

Net loss                                           $            (390,776)     $           (278,267)
                                                     ======================     =====================

Net loss allocated to:
 General Partner                                   $              (3,908)     $             (2,783)
                                                     ======================     =====================

 Limited Partners                                  $            (386,868)     $           (275,484)
                                                     ======================     =====================

Net loss per limited partner unit                  $              (15.47)     $             (11.02)
                                                     ======================     =====================

Outstanding weighted limited partner units                        25,000                    25,000
                                                     ======================     =====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (Unaudited)



                                                     General              Limited
                                                     Partner             Partners             Total
                                                  ---------------     ---------------    ----------------


Partners' equity (deficit) at March 31, 2000    $       (51,199)    $   19,840,531     $    19,789,332

Net loss                                                 (3,908)          (386,868)           (390,776)
                                                  ---------------     ---------------    ----------------

Partners' equity (deficit) at June 30, 2000     $       (55,107)    $   19,453,663     $    19,398,556
                                                  ===============     ===============    ================



                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                              2000                     1999
                                                                        ------------------      --------------------
Cash flows from operating activities:
 Net loss                                                            $         (390,776)     $           (278,267)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization                                                                   16,134                    16,087
  Equity in losses (income) of limited partnerships                             350,220                   159,302
  Change in asset management fees payable                                        17,258                    16,795
  Change in other assets                                                              -                    20,000
  Change in accrued fees and expenses due to General Partner
   and affiliates                                                               (84,194)                   13,941
                                                                        ------------------      --------------------

Net cash used in operating activities                                           (91,358)                  (52,142)
                                                                        ------------------      --------------------

Cash flows from investing activities:
 Investment in limited partnerships (Note 3)                                          -                  (472,905)
 Distributions from limited partnerships                                         13,000                         -
 Capitalized acquisition costs and fees                                               -                   (15,736)
                                                                        ------------------      --------------------

Net cash provided by (used in) investing activities                              13,000                  (488,641)
                                                                        ------------------      --------------------

Cash flows from financing activities:
 Offering expenses                                                                    -                    (1,743)
                                                                        ------------------      --------------------

Net cash used in financing activities                                                 -                    (1,743)
                                                                        ------------------      --------------------

Net decrease in cash and cash equivalents                                       (78,358)                 (542,526)

Cash and cash equivalents, beginning of period                                  574,137                 3,103,129
                                                                        ------------------      --------------------

Cash and cash equivalents, end of period                              $         495,779      $          2,560,603
                                                                        ==================      ====================

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC owns 2.1% of the outstanding stock of WNC.

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

                                  June 30, 2000
                                   (Unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of June 30, 2000 and March 31, 2000.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 200 and March 31,2000, the Partnership had cash equivalents of $397,897 and $393,648, respectively. Of these amounts, $375,000 consisted of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk

At June 30, 2000 and March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Weighted Limited Partner Unit

Net loss per weighted limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

Reclassifications

Certain reclassifications have been made to the prior period to be consistent with the 2000 presentation.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (Unaudited)

NOTE 2 - MARKETABLE SECURITIES

Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                Gross Unrealized

As of June 30, 2000 and
  March 31, 2000           Cost        Gain        Loss            Fair Value
  --------------           ----        ----        ----            ----------

Debt securities          $50,073       $0          $0              $50,073
                         ========      ===         ===             ========

Debt securities are those issued by a state agency which mature on July 1, 2000.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2000 and March 31, 2000, the Partnership has acquired limited partnership interests in 14 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 614 apartment units. As of June 30, 2000 and March 31, 2000, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2000, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                             June 30, 2000        March 31, 2000
                                                            -----------------     ----------------
Investments per balance sheet, beginning of period        $       19,293,654    $      19,968,445
Capital contributions paid                                                 -              511,290
Capitalized acquisition fees and costs                                     -               18,103
Equity in losses of limited partnerships                            (350,220)          (1,139,225)
Distributions paid                                                   (13,000)                (500)
Amortization of paid acquisition fees and costs                      (16,134)             (64,459)
                                                            -----------------     ----------------

Investments in limited partnerships, end of period        $       18,914,300    $      19,293,654
                                                            =================     ================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (Unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                   2000                 1999
                                                              ---------------      ---------------

Revenues                                                   $        497,000     $        382,000
                                                              ---------------      ---------------

Expenses:
 Operating expenses                                                 456,000              241,000
 Interest expense                                                   215,000              139,000
 Depreciation and amortization                                      180,000              163,000

                                                              ---------------      ---------------

Total expenses                                                      851,000              543,000
                                                              ---------------      ---------------

Net loss                                                   $       (354,000)    $       (161,000)
                                                              ===============      ===============

Net loss allocable to the Partnership                      $       (350,000)    $       (159,000)
                                                              ===============      ===============

Net loss recorded by the Partnership                       $       (350,000)    $       (159,000)
                                                              ===============      ===============

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

NOTE 4- RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General
Partner or its affiliates for the following fees:

(a)  An annual asset  management  fee not to exceed 0.2% of the invested  assets
     (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited
     Partnerships. Management fees of $17,258 and $16,795 were incurred for the three months ended June 30, 2000 and 1999, none of which was paid during each of the three months ended June 30, 2000 and June 30, 1999.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS, continued


Accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                           June 30, 2000        March 31, 2000
                                           ---------------    ------------------

   Advances from WNC                       $            -     $          95,171
   Asset management fee payable                    38,733                21,475
   Accrued expenses                                10,977                     -
   Other                                            7,072                 7,072
                                           ---------------    ------------------

     Total                                 $        56,782    $          123,718
                                           ===============    ==================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on December 6, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarters ended June 30, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $496,000 in cash, $244,000 in restricted cash, $50,000 in marketable securities, aggregate investments in the fourteen Local Limited Partnerships of $18,914,000 and $24,000 in other assets. Liabilities at June 30, 2000 primarily consisted of $272,000 due to limited partnerships, $39,000 in annual asset management fees and $18,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(391,000), reflecting an increase of $113,000 from the net loss of $278,000 experienced for the three months ended June 30, 1999. The change is due to an increase in equity in losses of Local Limited Partnerships of $191,000 as Local Limited Partnerships have completed construction and initiated operations and a decrease in interest income of $43,000, offset by a decrease in realized loss marketable securities expenses of $109,000 consisting primarily of an unrealized loss in tax-exempt bonds in 1999. The loss was realized in October 1999 when the bonds were sold and no such loss is expected to reoccur.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net decrease in cash during the three months ended June 30, 2000 was $(78,000), compared to a net decrease in cash for the three months ended June 30, 1999 of $(543,000). The $465,000 change was due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $473,000, a decrease in acquisition fees and costs paid of $16,000, and an increase in distributions received of $13,000.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          None.

Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 6.   Exhibits and Reports on Form 8-K

          None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner





By:  /s/Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 15, 2001





By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 15, 2001