Form 10-Q
period 2000-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2001-05-17
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                         3158 Redhill Avenue, Suite 120


                              Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____  No X _____

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 2000







PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets

          September 30, 2000 and March 31, 2000                               3

         Statements of Operations

          For the Three and Six Months Ended September 30, 2000 and 1999      4

         Statement of Partners' Equity (Deficit)
          For the Six Months Ended September 30, 2000                         5

         Statements of Cash Flows
          For the Six Months Ended September 30, 2000 and 1999                6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks         14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                             September 30, 2000              March 31, 2000
                                                            ------------------------       ----------------------
                                                                  (Unaudited)
ASSETS

Cash and cash equivalents                                 $                436,345       $              574,137
Funds held in escrow disbursement account                                  250,093                      243,595
Marketable securities (Note 2)                                                   -                       50,073
Investments in limited
 partnerships (Note 3)                                                  18,659,097                   19,293,654
Other assets                                                                25,881                       23,798
                                                            ------------------------       ----------------------

                                                          $             19,371,416       $           20,185,257
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)               $                359,724       $              272,207
  Accrued interest payable                                                   6,498                            -
  Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                  40,962                      123,718
                                                            ------------------------       ----------------------

    Total liabilities                                                      407,184                      395,925
                                                            ------------------------       ----------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                          (59,450)                     (51,199)
  Limited Partners (25,000 units authorized,
  25,000 units issued and outstanding)                                  19,023,682                   19,840,531
                                                            ------------------------       ----------------------

    Total partners' equity                                              18,964,232                   19,789,332
                                                            ------------------------       ----------------------

                                                          $             19,371,416       $           20,185,257
                                                            ========================       ======================

                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                        2000                                  1999
                                          ---------------------------------     ---------------------------------

                                              Three               Six               Three              Six
                                              Months            Months             Months             Months
                                          ---------------    --------------     --------------    ---------------

Interest income                         $         5,895    $        9,969     $       22,788    $        69,900
                                          ---------------    --------------     --------------    ---------------

Operating expenses:
  Amortization (Note 3)                          16,134            32,268             16,114             32,201
  Asset management fees (Note 4)                 17,117            34,375             18,395             35,190
  Legal and accounting                            4,770            12,375             17,029             21,107
  Other                                          32,435            36,068             53,915            183,032
                                          ---------------    --------------     --------------    ---------------

    Total operating expenses                     70,456           115,086            105,453            271,530
                                          ---------------    --------------     --------------    ---------------

Loss from operations                            (64,561)         (105,117)          (82,665)          (201,630)

Equity in losses of
 limited partnerships                          (369,763)         (719,983)          (202,022)          (361,324)
                                          ---------------    --------------     --------------    ---------------

Net loss                                $      (434,324)   $     (825,100)    $     (284,687)   $      (562,954)
                                          ===============    ==============     ==============    ===============

Net loss allocated to:
  General Partner                       $        (4,343)   $       (8,251)    $       (2,847)   $        (5,630)
                                          ===============    ==============     ==============    ===============

  Limited Partners                      $      (429,981)   $     (816,849)    $     (281,840)   $      (557,324)
                                          ===============    ==============     ==============    ===============

 Net loss per limited partner unit      $           (17)   $          (33)    $          (11)   $           (22)
                                          ===============    ==============     ==============    ===============

Outstanding weighted limited
  partner units                                   25,000            25,000             25,000             25,000
                                          ===============    ==============     ==============    ===============

                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000
                                   (Unaudited)



                                                         General               Limited


                                                         Partner              Partners               Total

                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at March 31, 2000       $         (51,199)   $     19,840,531     $      19,789,332

Net loss                                                      (8,251)           (816,849)             (825,100)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at September 30, 2000   $         (59,450)   $     19,023,682     $      18,964,232
                                                     =================    =================    ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                               2000                    1999
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $          (825,100)    $           (562,954)
   Adjustment to reconcile net loss to net cash used in operating activities:
       Equity in losses of limited partnerships                                   719,983                  361,324
       Amortization                                                                32,268                   32,201
       Change in other assets                                                           -                    1,922
       Change in accrued interest payable                                          (6,498)                       -
       Change in accrued fees and expenses due to General Partner
          and affiliates                                                          (84,839)                  22,356
                                                                        -------------------     --------------------
Net cash used in operating activities                                            (164,186)                (145,151)
                                                                        -------------------     --------------------

Cash flows from investing activities:
   Investments in limited partnerships                                            (43,177)                (886,986)
   Increase in funds held in escrow                                                 6,498                        -
   Sale of marketable securities                                                   50,073                        -
   Loans receivable                                                                     -                   20,002
   Advances to limited partnership                                                      -                  (62,851)
   Acquisition fees payable                                                             -                  (80,480)
   Distributions from limited partnerships                                         13,000                        -
   Capitalized acquisition cost and fees                                                -                  (15,401)
                                                                        -------------------     --------------------
Net cash provided by (used in) investing activities                                26,394               (1,025,716)
                                                                        -------------------     --------------------

Cash flows from financing activities:
  Capital contribution payable                                                          -                   38,600
  Offering expenses                                                                     -                 (118,607)
                                                                        -------------------     --------------------
Net cash used in financing activities                                                   -                  (80,007)
                                                                        -------------------     --------------------

Net decrease in cash and cash equivalents                                        (137,792)              (1,250,874)

Cash and cash equivalents, beginning of period                                    574,137                3,103,129
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $           436,345     $          1,852,255
                                                                        ===================     ====================


                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)




NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                               September 30, 2000
                                   (Unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of September 30, 2000 and March 31, 2000.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000, the Partnership had cash equivalents of $425,000 and $393,648, respectively. Of these amounts, $425,000 and $375,000 consisted of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk

At September 30, 2000 and March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (Unaudited)

NOTE 2 - MARKETABLE SECURITIES

Marketable securities are categorized as available-for-sale securities and summarized as follows:


                                                 Gross Unrealized

As of March 31, 2000                        Cost                  Gain                Loss            Fair Value


                                        --------------        -------------        -----------      ----------------

Debt Securities                      $         50,073      $             -      $           -    $           50,073
                                        ==============        =============        ===========      ================


Debt securities are those issued by a state agency which matured on July 1, 2000.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2000 and March 31, 2000, the Partnership has acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 627 apartment units. As of September 30, 2000 and March 31, 2000, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2000, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                             September 30, 2000         March 31, 2000
                                                            ----------------------     ------------------
Investments  in  limited  partnerships,   beginning  of   $           19,293,654     $       19,968,445
period
Capital contributions  paid                                                    -                511,290
Capital contributitions payable                                          130,694                      -
Equity in losses of limited partnerships                                (719,983)            (1,139,225)
Distributions received from limited partnerships                         (13,000)                  (500)
Capitalized acquisition fees and costs                                         -                 18,103
Amortization of capitalized acquisition fees and costs                   (32,268)               (64,459)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           18,659,097     $       19,293,654
                                                            ======================     ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (Unaudited)

Selected financial information for the six months ended September 30 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested are as follows:

                                                                     2000                  1999

                                                              -------------------    -----------------

   Revenues                                                $          1,079,000    $         417,000
                                                              -------------------    -----------------

   Expenses:
   Operating expenses                                                   850,000              509,000
   Interest expense                                                     423,000              278,000
   Depreciation and amortization                                        534,000              338,000
                                                              -------------------    -----------------

   Total expenses                                                     1,807,000            1,125,000
                                                              -------------------    -----------------

   Net loss                                                $           (728,000)   $        (708,000)
                                                              ===================    =================

   Net loss allocable to the Partnership                   $           (720,000)   $        (361,000)
                                                              ===================
                                                                                     =================
                                                           $           (720,000)   $        (361,000)
 Net loss recorded by the Partnership
                                                              ===================    =================

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

NOTE 4- RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Annual Asset Management Fee. An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Asset management fees of $34,375 and $35,190 were incurred for the six months ended September 30, 2000 and 1999, respectively, of which $27,992 and 18,395 were paid during the six months ended September 30, 2000 and September 30, 1999, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS, continued


Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                September 30, 2000           March 31, 2000
                                                              -----------------------       ------------------

       Advances from WNC                                   $                   6,032     $             95,171
       Asset management fee payable                                           27,858                   21,475
       Other                                                                   7,072                    7,072
                                                              -----------------------       ------------------

         Total                                             $                  40,962     $            123,718
                                                              =======================       ==================

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

The following discussion and analysis compares the results of operations for the fiscal quarters ended September 30, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $436,000 in cash and cash equivalents, $250,000 in restricted cash, aggregate investments in the fourteen Local Limited Partnerships of $18,659,000 and $26,000 in other assets. Liabilities at September 30, 2000 primarily consisted of $360,000 due to Local Limited Partnerships, $28,000 in accrued asset management fees payable, $13,000 in advances and other payables due to the General Partner or affiliates, and $6,000 accrued interest payable.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(434,000), reflecting an increase of $(149,000) from the $(285,000)
net loss experienced for the three months ended September 30, 1999. The change is due to an increase in equity in losses of Local Limited Partnerships of $(168,000) and a $17,000 decrease in interest income, offset by a decrease in other operating expenses of $22,000 consisting primarily of an unrealized loss in tax-exempt bonds in 1999. The loss was realized in October 1999 when the bonds were sold and no such loss is expected to reoccur.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(825,000), reflecting an increase of $(262,000) from the $(563,000) net loss experienced for the six months ended September 30, 1999. The change is due to an increase in equity in losses of Local Limited Partnerships of $(359,000) and a $60,000 decrease in interest income, offset by a decrease in other operating expenses of $157,000 consisting primarily of an unrealized loss in tax-exempt bonds in 1999. The loss was realized in October 1999 when the bonds were sold and no such loss is expected to reoccur.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net decrease in cash during the six months ended September 30, 2000 was $(138,000), compared to a net decrease in cash for the six months ended September 30, 1999 of $(1,251,000). The $1,113,000 change was due primarily to a $1,052,000 decrease in cash used by investing activities and $80,000 decrease in cash used by financing activities. The $1,052,000 decrease in cash used by investing activities was principally due to an $844,000 decrease in cash paid to Local Limited Partnerships for capital contributions, a $96,000 decrease in cash paid for acquisition fees and costs offset by $50,000 generated from the sale of marketable securities. The $80,000 decrease in cash used by financing activities consisted of a $119,000 decrease in offering expenses reimbursed to the General Partner or affiliates offset by a decrease of $39,000 capital contribution received from limited partners, as a result of staged payments to the Partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:   WNC & Associates, Inc.        General Partner





By:  /s/Wilfred N. Cooper, Jr.
------------------------------
Wilfred N. Cooper, Jr.
Chief Operating Officer of WNC & Associates, Inc.

Date: May 16, 2001,





By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha, Vice President
Chief Financial Officer of WNC & Associates, Inc.

Date: May 16, 2001