Form 10-Q
period 2000-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2001-05-18
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                         3158 Redhill Avenue, Suite 120

                              Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____No _____X

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000







PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheets
          December 31, 2000 and March 31, 2000

         Statements of Operations                                             3

          For the Three and Nine Months Ended December 31, 2000 and 1999      4

         Statement of Partners' Equity (Deficit)

           For the Nine Months Ended December 31, 2000                        5

         Statements of Cash Flows

          For the Nine Months Ended December 31, 2000 and 1999                6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition

          and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks         14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          15

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                               December 31, 2000              March 31, 2000
                                                            ------------------------       ----------------------
                                                                  (Unaudited)
ASSETS

Cash and cash equivalents                                 $                169,035       $              574,137
Funds held in escrow disbursement account                                  253,508                      243,595
Marketable securities (Note 2)                                                   -                       50,073
Investments in limited
 Partnerships, net (Note 3)                                             18,332,021                   19,293,654
Other assets                                                                25,894                       23,798
                                                            ------------------------       ----------------------

                                                          $             18,780,458       $           20,185,257
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 5)               $                229,030       $              272,207
  Accrued interest payable                                                   9,913                            -
  Accrued fees and expenses due to
   General Partner and affiliates (Note 4)                                  32,570                      123,718
                                                            ------------------------       ----------------------

    Total liabilities                                                      271,513                      395,925
                                                            ------------------------       ----------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                          (64,003)                     (51,199)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)                                 18,572,948                   19,840,531
                                                            ------------------------       ----------------------

    Total partners' equity                                              18,508,945                   19,789,332
                                                            ------------------------       ----------------------

                                                          $             18,780,458       $           20,185,257
                                                            ========================       ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       ( A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999

                                   (Unaudited)
                                                        2000                                  1999
                                          ---------------------------------     ---------------------------------

                                              Three              Nine               Three              Nine
                                              Months            Months             Months             Months
                                          ---------------    --------------     --------------    ---------------

Interest income                         $         2,976    $       12,945     $       22,340    $        92,240
                                          ---------------    --------------     --------------    ---------------

Operating expenses:
  Amortization                                   16,134            48,402             16,134             48,335
  Asset management fees (Note 4)                 17,188            51,563             15,195             50,385
  Other                                         114,012           162,455             50,330            238,081
                                          ---------------    --------------     --------------    ---------------

    Total operating expenses                    147,334           262,420             81,659            336,801
                                          ---------------    --------------     --------------    ---------------

Loss from operations                           (144,358)         (249,475)          (59,319)          (244,561)

Equity in losses of
 limited partnerships                          (310,929)       (1,030,912)          (259,675)          (620,999)
                                          ---------------    --------------     --------------    ---------------

Net loss                                $      (455,287)   $   (1,280,387)    $     (318,994)   $      (865,560)
                                          ===============    ==============     ==============    ===============

Net loss allocated to:
  General Partner                       $        (4,553)   $      (12,804)    $       (3,190)   $        (8,656)
                                          ===============    ==============     ==============    ===============

  Limited Partners                      $      (450,734)   $   (1,267,583)    $     (315,804)   $      (856,904)
                                          ===============    ==============     ==============    ===============

Net loss per weighted limited
  partner unit                          $           (18)   $          (51)    $          (13)   $           (34)
                                          ===============    ==============     ==============    ===============

Outstanding weighted limited
  partner units                                  25,000            25,000             25,000             25,000
                                          ===============    ==============     ==============    ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)



                                                         General              Limited
                                                         Partner              Partners               Total

                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at March 31, 2000       $         (51,199)   $      19,840,531    $       19,789,332

Net loss for the nine months ended
  December 31, 2000                                          (12,804)          (1,267,583)           (1,280,387)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at December 31, 2000    $         (64,003)   $      18,572,948    $       18,508,945
                                                     =================    =================    ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                               2000                    1999
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $        (1,280,387)    $           (865,560)
Adjustment to reconcile net loss to net cash used in operating activities:
   Amortization                                                                    48,402                   48,335
   Equity in losses of limited partnerships                                     1,030,912                  620,999
   Change in accrued asset management fee payable                                   1,178                   50,385
   Change in other assets                                                             (13)                 (12,802)
   Change in accrued interest payable                                               9,913                        -
   Change in accrued fees and expenses due to General Partner
    and affiliates                                                                (94,409)                     (45)
                                                                        -------------------     --------------------
Net cash used in operating activities                                            (284,404)                (158,688)
                                                                        -------------------     --------------------

Cash flows from investing activities:
   Investments in limited partnerships                                           (173,858)                (944,712)
   Increase in funds held in escrow                                                (9,913)                       -
   Sale of marketable securities                                                   50,073                        -
   Loans receivable                                                                     -                   20,002
   Advances to limited partnership                                                      -                 (196,045)
   Acquisition fees payable                                                             -                  (77,778)
   Distributions from limited partnerships                                         13,000                        -
   Capitalized acquisition cost and fees                                                -                  (18,103)
                                                                        -------------------     --------------------
Net cash used in investing activities                                            (120,698)              (1,216,636)
                                                                        -------------------     --------------------

Cash flows from financing activities:
  Capital contributions received                                                        -                   38,600
  Offering expenses                                                                     -                 (120,107)
                                                                        -------------------     --------------------
Net cash used in financing activities                                                   -                  (81,507)
                                                                        -------------------     --------------------

Net decrease in cash and cash equivalents                                        (405,102)              (1,456,831)

Cash and cash equivalents, beginning of period                                    574,137                3,103,129
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $           169,035     $          1,646,298
                                                                        ===================     ====================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (Unaudited)




NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                December 31, 2000
                                   (Unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of December 31, 2000 and March 31, 2000.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000, the Partnership had cash equivalents of $154,441 and $393,648, respectively. Of these amounts, $150,000 and $375,000 consisted of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk

At December 31, 2000 and March 31, 2000, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                                December 31, 2000
                                   (Unaudited)


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

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2000 and March 31, 2000, the Partnership has acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 627 apartment units. As of December 31, 2000 and March 31, 2000, construction or rehabilitation of one of the Housing Complexes was still in process. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2000, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                              December 31, 2000         March 31, 2000
                                                            ----------------------     ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           19,293,654     $       19,968,445
Capital contributions  paid, net                                         130,681                511,290
Capitalized acquisition fees and costs                                         -                 18,103
Equity in losses of limited partnerships                              (1,030,912)            (1,139,225)
Distributions received from limited partnerships                         (13,000)                  (500)
Amortization of capitalized acquisition fees and costs                   (48,402)               (64,459)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           18,332,021     $       19,293,654
                                                            ======================     ==================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2000 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                    2000                  1999
                                                             -------------------    ------------------

Revenues                                                  $          1,647,000    $        1,188,000
                                                             -------------------    ------------------

Expenses:
  Operating expenses                                                 1,235,000               810,000
  Interest expense                                                     627,000               441,000
  Depreciation and amortization                                        828,000               563,000
                                                             -------------------    ------------------

Total expenses                                                       2,690,000             1,814,000
                                                             -------------------    ------------------

Net loss                                                  $         (1,043,000)   $         (626,000)
                                                             ===================    ==================

Net loss allocable to the Partnership                     $         (1,031,000)   $         (621,000)
                                                             ===================
                                                                                    ==================
                                                          $         (1,031,000)   $         (621,000)
Net loss recorded by the Partnership
                                                             ===================    ==================

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $51,563 and $50,385 were incurred for the nine months ended December 31, 2000 and 1999, respectively, of which $50,385 and $0 was paid during the nine months ended December 31, 2000 and 1999, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (Unaudited)


NOTE 4 - RELATED PARTY TRANSACTIONS, continued


Accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                December 31, 2000            March 31, 2000
                                                              -----------------------       ------------------

       Advances from WNC                                   $                 2,845     $             95,171
       Asset management fee payable                                         22,653                   21,475
       Other                                                                 7,072                    7,072
                                                              -----------------------       ------------------

         Total                                             $                32,570     $            123,718
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

The following discussion and analysis compares the results of operations for the fiscal quarters ended December 31, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $169,000 in cash and cash equivalents, $254,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $18,332,000 and $26,000 in other assets. Liabilities at December 31, 2000 primarily consisted of $229,000 due to Local Limited Partnerships, $23,000 in annual asset management fees, $10,000 in advances and other payables due to the General Partner or affiliates, and $10,000 accrued interest payable.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(455,000), reflecting an increase of $(136,000) from the $(319,000) net loss experienced for the three months ended December 31, 1999. The change is due to an increase in equity in losses of Local Limited Partnerships of $51,000, a $19,000 decrease in interest income and an increase in other operating expenses of $64,000 consisting primarily of operating advances to one local limited partnership being reserved. The increase in equity of limited partnerships was the result additional limited partnerships beginning operations.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(1,280,000), reflecting an increase of $(414,000) from the $(866,000) net loss experienced for the nine months ended December 31, 1999. The change is due to an increase in equity in losses of Local Limited Partnerships of $(410,000) and a $79,000 decrease in interest income, offset by a decrease in other operating expenses of $76,000 consisting primarily of realized losses in tax-exempt bonds in 1999. The loss was realized in October 1999 when the bonds were sold and no such loss is expected to reoccur. The increase in equity of limited partnerships was the result of eight additional limited partnerships beginning operations.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used decreased by $(1,052,000) to $(405,000) during the nine months ended December 31, 2000 compared to $(1,457,000) for the nine months ended December 31, 1999. The decrease in the amount of net cash used is due primarily to a decrease in cash used for investments in limited partnerships of $771,000 to $(174,000) for the nine months ended December 31, 2000 from $(945,000) for the nine months ended December 31, 1999 and a decrease in advances to limited partnerships of $(196,000) to $0 for the nine months ended December 31, 2000 from $(196,000) for the nine months ended December 31, 1999. In addition there was a decrease in acquisition costs and fees paid of $96,000 to $0 for the nine months ended December 31, 2000 from $(96,000) for the nine months ended December 31, 1999 and a decrease in cash used for offering expenses of $120,000 to $0 for the nine months ended December 31, 2000 from $(120,000) for the nine months ended December 31, 1999. These decreases in cash used were offset by an increase in cash paid to the General Partner and affiliates of $94,000 for the nine months ended December 31, 2000 from $0 for the nine months ended December 31, 1999, an increase in cash received from the sale of marketable securities of $50,000 for the nine months ended December 31, 2000 from $0 for the nine months ended December 31, 1999.

The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.


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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner





By:  /s/Wilfred N. Cooper, Jr.
------------------------------
Wilfred N. Cooper, Jr., President
Chief Operating Officer WNC & Associates, Inc.

Date: May 16, 2001





By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha, Vice President
Chief Financial Officer WNC & Associates, Inc.

Date: May 16, 2001