Form 10-K
period 2001-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2001-07-25
CIK 1036500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-20057


                      WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

             California                          33-0391979
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
Yes     No    X
----   -------

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

As of March 31, 2001, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates and for the periods indicated:

                                                              --------------------------  ----------------------------------
                                                                        As of March 31, 2001              December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
----------------------------------------------------------------------------------------------     ---------------------------------
Apartment Housing         Theodore,        Apartment
of Theodore               Alabama          Developers, Inc. and
                                           Thomas H Cooksey       $ 1,188,000  $ 1,188,000    40     97%   $ 2,015,000   $ 1,148,000
Austin Gateway,           Austin,
Ltd.                      Texas            Gary L. K                 131,000       131,000    10    100%       157,000       278,000

Bradley Villas            Bradley,
Limited Partnership       Arkansas         Horizon Bank              501,000       501,000    20     86%       628,000       526,000

Chillicothe Plaza         Chillicothe,     MBL Development
Apts.L.P.                 Missouri         Co.                       972,000       972,000    28     96%     1,555,000       746,000

Concord Apartment         Orlando,         New Communities, LLC,
Partners, L.P.            Florida          a Colorado limited
                                           liability Company         470,000       470,000    26     96%       782,000       286,000

El Reno Housing           El Reno,         Cowen Properties,
Associates Limited        Oklahoma         Inc.,an Oklahoma
Partnership                                Corporation             3,040,000     2,836,000   100     80%     4,407,000     2,367,000

Enhance,                  Baton Rouge,     Olsen Securities
L.P.                      Louisiana        Corp.                     620,000       620,000    23     83%       867,000       644,000

Hillcrest Heights,        Marshalltown,    WNC &
L.P.                      Iowa             Associates                609,000       609,000    32     94%       681,000       583,000

Hughes Villas Limited     Hughes,          Billy Wayne
Partnership               Arkansas         Bunn                      182,000       182,000    20    100%       337,000       761,000

Mansur Wood Living        Carbon Cliff,    Elderly Living
Center, L.P.              IIlinois         Development, Inc.       6,446,000     6,446,000   115     96%     8,956,000     3,903,000


                                                                        As of March 31, 2001              December 31, 2000
                                                                   ------------------------------  ---------------------------------
Partnership Name          Location         General Partner    Partnership's     Amount of                              Encumbrances
                                               Name          Total Investment  Investment                  Estimated Low    of Local
                                                             in Local Limited   Paid to    Number          Income Housing    Limited
                                                              Partnerships      Date      of Units  Occupancy  Credits  Partnerships
----------------------------------------------------------------------------------------------     ---------------------------------
Mark Twain Senior         Oakland,         Thomas P. Lam and
Community Limited         California       Marilyn S. Lam
Partnership                                Murfreesboro               740,000      715,000   106     76%     1,145,000     1,447,000

                                           Industrial
Murfreesboro Villas       Murfreesboro,    Development
Limited Partnership       Arkansas         Corporation               685,000       685,000    24     75%       130,000       640,000

Spring Valley Terrace     Mayer,           Spring Valley
Apartments, LLC           Arizona          Terrace,Inc.              716,000       716,000    20     95%       590,000       722,000

United Development Co.,   Memphis,         Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee        and Jo Ellen Buehler     1,845,000    1,845,000    40    100%     2,693,000       898,000

United Development Co.,   Memphis,         Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee        and Jo Ellen Buehler       743,000      743,000    20    100%     1,061,000       374,000
                                                                    --------    -----------  ----  ------    -----------    --------
                                                                 $ 18,888,000 $ 18,659,000   624     89%  $ 26,004,000  $ 15,323,000
                                                                 ============  ============   ====    ===  ============== ==========


                                       6

                                                --------------------------------------------------------------------
                                                               For the year ended December 31, 2000
                                                --------------------------------------------------------------------
                                                                        Net Income (loss)     Low Income Housing
               Partnership Name                      Rental Income                             Credits Allocated
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore                            $ 136,000        $ (98,000)                    98.99%

Austin Gateway, Ltd.                                        58,000            1,000                     99.98%

Bradley Villas
Limited Partnership                                         60,000          (28,000)                    99.00%

Chillicothe Plaza Apts. L.P.                                93,000          (21,000)                    99.97%

Concord Apartment Partners, L.P.                            98,000          (21,000)                    99.98%

El Reno Housing
Associates Limited Partnership                             191,000         (582,000)                    99.98%

Enhance, L.P.                                               67,000          (47,000)                    99.98%

Hillcrest Heights, L.P.                                    142,000          (29,000)                    99.99%

Hughes Villas
Limited Partnership                                         91,000          (18,000)                    99.00%

Mansur Wood Living Center, L.P.                            260,000         (448,000)                    99.98%

Mark Twain Senior
Community Limited Partnership                              469,000         (108,000)                    98.99%

Murfreesboro Villas
Limited Partnership                                         53,000          (44,000)                    99.00%

Spring Valley
Terrace Apartments, LLC                                     54,000          (36,000)                    99.98%

United Development Co., L.P. - 97.1                        258,000         (129,000)                    99.98%

United Development Co., L.P. - 97.2                        119,000          (36,000)                    99.98%
                                                          --------          --------
                                                       $ 2,149,000      $(1,644,000)
                                                        ===========     ============


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

(b)    At March 31, 2001, there were 1,388 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2001.

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                     March 31                                       December 31
                               ------------------------------------------------------    ----------------------------------
                                    2001             2000                1999                 1998               1997
                               ---------------   -------------     ------------------    ---------------    ---------------
ASSETS

Cash and cash equivalents    $         90,481  $      574,137    $         3,103,129   $      3,521,888   $       4,889,574
Funds held in escrow
  disbursement account                256,649         243,595              4,834,997          5,505,543             608,850
Marketable securities                       -          50,073                      -                  -                   -
Subscriptions and notes
  receivable                                -               -                 38,600            879,800             631,885
Investments in limited
  partnerships, net                17,555,917      19,293,654             19,968,445         19,927,953           2,398,460
                                            -               -                      -                  -             878,894
Other assets                           18,822          23,798                 30,814             68,482               5,042
                               ---------------   -------------     ------------------    ---------------    ----------------
                             $     17,921,869  $   20,185,257    $        27,975,985   $     29,903,666   $       9,412,705
                               ===============   =============     ==================    ===============    ================
LIABILITIES

Payables to limited
partnerships                 $        229,030  $      272,207    $         6,131,391   $      8,051,777   $         860,671
Accrued fees and expenses
  due to general partner
  and affiliates                       66,298         123,718                159,973             97,387             361,900
                               ---------------   -------------     ------------------    ---------------    ----------------
                                      295,328         395,925              6,291,364          8,149,164           1,222,571
                               ---------------   -------------     ------------------    ---------------    ----------------
PARTNERS' EQUITY                   17,626,541      19,789,332             21,684,621         21,754,502           8,190,134
                               ---------------   -------------     ------------------    ---------------    ----------------
                                                                                         ---------------
                             $     17,921,869  $   20,185,257    $        27,975,985   $     29,903,666   $       9,412,705
                               ===============   =============     ==================    ===============    ================

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                                        For the Years Ended           For the Three       For the Year       For the Period
                                                                                                           August 29, 1997
                                                                                                                 (date
                                                                                                               operations
                                                                                                               commenced)
                                                                      Months Ended       Ended December         through
                                              March 31                  March 31               31             December 31,
                                    -----------------------------    ----------------    ----------------   -----------------
                                       2001             2000              1999                1998                1997
                                    ------------    -------------    ----------------    ----------------   -----------------
(Loss) income from operations     $    (358,909) $      (458,580)$          (21,156) $         164,828  $              (87)
Realized loss - marketable
 securities                                   -         (188,483)                 -                  -                   -
Equity in (losses) income of
 limited partnerships                (1,803,882)      (1,139,225)           (22,000)          (110,194)              2,395
                                    ------------    -------------    ----------------    ----------------   -----------------
Net (loss) income                 $  (2,162,791) $    (1,786,288)$          (43,156) $          54,634  $            2,308
                                    ============    =============    ================    ================   =================
Net (loss) income allocated
 to:
 General Partner                  $     (21,628) $       (17,863)$             (431) $             546  $               23
                                    ============    =============    ================    ================   =================
 Limited Partners                 $  (2,141,163) $    (1,768,425)$          (42,725) $          54,088  $            2,285
                                    ============     =============    ================    ================   ================
Net (loss) income per
limited partner unit              $      (85.65) $       (70.74)$             (1.71) $            2.57  $             1.13
                                    ============    =============     ================    ================   ================
Outstanding weighted limited
partner units                            25,000           25,000              25,000            21,008               2,029
                                      ============    =============    ================    ================   =================
                                       For the Years Ended           For the Three        For the Year       For the Period
                                                                                                              August 29,

                                                                                                              1997(date
                                                                                                              operations
                                                                                                              commenced)
                                                                      Months Ended       Ended December         through
                                            March 31                    March 31               31             December 31,
                                  ------------------------------    -----------------    ----------------   -----------------
                                      2001             2000               1999                1998                1997
                                  --------------    ------------    -----------------    ----------------   -----------------
Net cash provided by
  (used in):
  Operating activities          $       (59,867) $      (209,600) $             15,016   $        (115,775) $             1,839
  Investing activities                 (423,789)      (2,248,991)           (1,248,250)        (14,513,730)          (2,962,516)
  Financing activities                        -          (70,401)              814,475          13,261,819            7,850,251
                                  --------------    ------------        -----------------    ----------------   -----------------

Net change in cash and cash
 equivalents                           (483,656)      (2,528,992)             (418,759)         (1,367,686)           4,889,574

Cash and cash equivalents,
 beginning of period                    574,137        3,103,129             3,521,888           4,889,574                    -
                                  --------------     ------------      -----------------    ----------------         ------------

Cash and cash equivalents,
 end of period                 $         90,481   $      574,137   $         3,103,129   $       3,521,888  $         4,889,574
                                  ==============     ============     =================    ================   =================

Low Income Housing Credit per Unit was as follows for the years ended December
31:

                                            2000                1999                1998                1997
                                      -----------------     --------------     ---------------     ---------------

 Federal                            $               84    $            48    $             21    $              -
 State                                               -                  -                   -                   -
                                      -----------------     --------------     ---------------     ---------------

 Total                              $               84    $            48    $             21    $              -
                                      =================     ==============     ===============     ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Financial Condition

The Partnership's assets at March 31, 2001 consisted primarily of $90,481 in cash, $256,649 in cash in escrow, $18,822 in amounts due from affiliate, and aggregate investments in the fifteen Local Limited Partnerships of $17,555,917. Liabilities at March 31, 2001 primarily consisted of $229,030 due to limited partnerships, $24,164 in annual asset management fees and $42,134 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The Partnership's net loss for the year ended March 31, 2001 was $(2,163,000), reflecting an increase of $(377,000) from the $(1,786,000) of net loss experienced for the year ended March 31, 2000. The change is primarily due to an increase in equity in losses of limited partnerships of $(665,000) to $(1,804,000) for the year ended March 31, 2001 from $(1,139,000) for the year ended March 31, 2000. In addition, the change is due to a decrease in advances to a Local Limited Partnership written off totaling $229,015 during the year ended March 31, 2001, compared with advances of $402,243 to the same partnership in 2000 which were also written off in full. Furthermore, interest income decreased by $102,943 due to significant aggregate capital contributions paid to certain Local Limited Partnerships during the year ended March 31, 2000 resulting in a significantly lower average cash balance for the year ended March 31, 2001.

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

Cash Flows

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000. The net decrease in cash during the year ended March 31, 2001 was $(484,000), compared to a net decrease in cash for the year ended March 31, 2000 of $(2,529,000). The change was primarily due to a decrease in cash used in investing activities related to purchase of Limited Partnership interests of approximately $1,593,000 together with a decrease in cash paid to a Local Limited Partnership of $115,000.

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The net decrease in cash during the year ended March 31, 2000 was $(2,529,000), compared to a net decrease in cash for the year ended December 31, 1998 of $(1,368,000). The change was primarily due to a decrease in cash provided by financing activities of $13,332,000. The decrease in cash provided by financing activities was due to a decrease in capital contributions of $14,517,000, a decrease in the collection of notes receivable of $632,000, offset by a decrease in offering expenses paid of $1,817,000. Net cash used in operating activities increased by $93,825. The increase in cash used in operating activities was due primarily to an increase in other expenses. The decrease in cash from financing activities and operating activities was offset by a decrease in cash used in investing activities of $12,667,000. The decrease in investing activities was primarily due to decrease in funds placed in escrow of $9,488,000, a decrease in investments in limited partnerships of $2,987,000, a decrease in capitalized acquisition costs and fees of $1,121,000, offset by a decrease in cash collected on loans receivable of $879,000, an increase in advances to Local Limited Partnership of $402,000 and an increase in marketable securities of $50,000.

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

During the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which consist of related party management fees and advances due to the General Partner, decreased by $58,000, decreased by $36,000, increased by $63,000 and decreased by $265,000, respectively.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2001, to be sufficient to meet all currently foreseeable future cash requirements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of March 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 84% and 83% of the total assets of the Partnership at March 31, 2001 and 2000, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                            /s/ BDO SEIDMAN, LLP
                                                BDO SEIDMAN, LLP
Orange County, California
June 21, 2001

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                                                               March 31
                                                                                    --------------------------------
                                                                                        2001              2000
                                                                                    --------------   ---------------
ASSETS

Cash and cash equivalents                                                         $        90,481  $        574,137
Funds held in escrow disbursement account                                                 256,649           243,595
Marketable securities (Note 2)                                                                  -            50,073
Subscriptions and notes receivable (Note 8)                                                     -                 -
Investments in limited partnerships (Notes 3 and 4)                                    17,555,917        19,293,654
Other assets                                                                               18,822            23,798
                                                                                    --------------   ---------------

                                                                                  $    17,921,869  $     20,185,257
                                                                                    ==============   ===============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 6)                                      $       229,030  $        272,207
   Accrued fees and expenses due to General
     Partner and affiliates (Note 4)                                                       66,298           123,718
                                                                                    --------------   ---------------

     Total liabilities                                                                    295,328           395,925
                                                                                    --------------   ---------------

Commitments and contingencies

Partners' equity (deficit) (Note 8)
   General Partner                                                                        (72,827)          (51,199)
   Limited Partners (25,000 units authorized,
     25,000 units issued and outstanding)                                              17,699,368        19,840,531
                                                                                    --------------   ---------------

     Total partners' equity                                                            17,626,541        19,789,332
                                                                                    --------------   ---------------

                                                                                  $    17,921,869  $     20,185,257
                                                                                  ===============   =================
                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                              For the
                                                                                         Three            For the Year
                                                                                         Months              Ended
                                                            For the Years                Ended            December 31
                                                           Ended March 31               March 31
                                                   -------------------------------    --------------   ----------------
                                                       2001             2000               1999               1998
                                                   -------------    --------------   --------------    ----------------
Interest income                                  $       27,074   $       130,017  $        14,427  $         286,005
Reporting fees                                           26,000                 -                -                  -
                                                   -------------    --------------   --------------    ----------------
Total income                                             53,074           130,017           14,427            286,005
                                                   -------------    --------------   --------------    ----------------
Operating expenses:
 Amortization (Notes 3 and 4)                            64,536            64,459           15,334             47,350
 Asset management fees (Note 4)                          69,869            67,180           16,795             66,382
 Write off of advances to a Local Limited
 Partnership (Note 9)                                   229,015           402,243                -                  -
 Other                                                   48,563            54,715            3,454              7,445
                                                   -------------    --------------   --------------    ----------------
 Total operating expenses                               411,983           588,597           35,583            121,177
                                                   -------------    --------------   --------------    ----------------
(Loss) income from operations                          (358,909)         (458,580)         (21,156)           164,828

Realized loss - marketable securities                         -          (188,483)               -                  -
Equity in losses of limited
 partnerships (Note 3)                               (1,803,882)       (1,139,225)         (22,000)          (110,194)
                                                   -------------    --------------   --------------    ----------------
Net (loss) income                                $   (2,162,791)  $    (1,786,288  $       (43,156) $          54,634
                                                   =============    ==============   ==============    ================

Net (loss) income allocated to:
 General Partner                                 $      (21,628)  $       (17,863) $          (431) $             546
                                                   =============    ==============   ==============    ================
 Limited Partners                                $   (2,141,163)  $    (1,768,425) $       (42,725) $          54,088
                                                   =============    ==============   ==============    ================
Net (loss) income per limited partner unit       $       (85.65)  $        (70.74) $         (1.71) $            2.57
                                                   =============    ==============   ==============    ================
Outstanding weighted limited partner units               25,000            25,000           25,000             21,008
                                                   =============    ==============   ==============    ================
                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998

                                                               General            Limited
                                                               Partner            Partners             Total
                                                           ---------------    ---------------     ---------------
Partners' equity (deficit), January 1, 1998               $        (12,452) $       8,202,586    $      8,190,134

Sale of limited partnership units, net of discounts
of
$43,205                                                                  -         15,122,795          15,122,795

Sale of limited partnership units issued for
promissory
 notes receivable (Note 8)                                               -            (38,600)            (38,600)

Collection of notes receivable                                           -            351,150             351,150

Offering expenses                                                  (19,256)        (1,906,355)         (1,925,611)

Net income                                                             546             54,088              54,634
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit), December 31, 1998                      (31,162)        21,785,664          21,754,502

Collection of notes receivable                                           -             38,600              38,600

Offering expenses                                                     (653)           (64,672)            (65,325)

Net loss                                                              (431)           (42,725)            (43,156)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 1999                       (32,246)        21,716,867          21,684,621

Offering expenses                                                   (1,090)          (107,911)           (109,001)

Net loss                                                           (17,863)        (1,768,425)         (1,786,288)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2000                       (51,199)        19,840,531          19,789,332

Net loss                                                           (21,628)        (2,141,163)         (2,162,791)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2001              $        (72,827) $      17,699,368    $     17,626,541
                                                            ===============    ===============     ===============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                       For the
                                                                                         Three            For the Year
                                                                                         Months              Ended
                                                            For the Years                Ended            December 31
                                                           Ended March 31               March 31
                                                   -------------------------------    --------------   ----------------
                                                       2001             2000               1999               1998
                                                   -------------    -------------
Cash flows from operating activities:
  Net (loss) income                               $  (2,162,791) $    (1,786,288)$        (43,156) $          54,634
 Adjustments  to reconcile  net (loss)  income
 to
  net cash (used in) provided by operating
  activities:
  Amortization                                           64,536           64,459           15,334             47,350
  Equity in losses of limited
   partnerships                                       1,803,882        1,139,225           22,000            110,194
  Write off of advances to Local Limited
   Partnership                                          229,015          402,243                -                  -
  Change in amounts due from affiliates                   4,976          (23,798)               -                  -
  Change in other assets                                      -           30,814           37,668            (63,440)
  Change in accrued fees and expenses due
   to general partner and affiliates                        515          (36,255)         (16,830)          (264,513)
                                                    --------------   -------------    -------------    ---------------
Net cash (used in) provided by operating
 activities                                             (59,867)        (209,600)          15,016           (115,775)
                                                    --------------   -------------    -------------   ---------------
Cash flows from investing activities:
 Investments in limited partnerships                   (173,858)      (6,370,474)      (1,920,386)        (9,357,460)
 Funds held in escrow disbursement account              (13,054)       4,591,402          670,546         (4,896,693)
 Sale (purchase) of marketable securities                50,073          (50,073)               -                  -
 Loans receivable                                             -                -                -            878,894
 Capitalized acquisition costs and fees                       -          (18,103)           1,590         (1,138,786)
 Distributions from limited partnerships                      -              500                -                315
 Advances to a Local Limited Partnership               (286,950)        (402,243)               -                  -
                                                    --------------   -------------    -------------   ---------------
Net cash used in investing activities                  (423,789)      (2,248,991)      (1,248,250)       (14,513,730)
                                                    --------------   -------------    -------------   ---------------
Cash flows from financing activities:
 Capital contributions                                        -           38,600                -         14,555,545
 Offering expenses                                            -         (109,001)         (65,325)        (1,925,611)
 Collection on notes receivable                               -                -          879,800            631,885
                                                    --------------   -------------    -------------   ---------------
Net cash (used in) provided by financing
 activities                                                   -          (70,401)         814,475         13,261,819
                                                    --------------   -------------    -------------   ---------------
Net decrease in cash and cash
 equivalents                                           (483,656)      (2,528,992)        (418,759)        (1,367,686)

Cash and cash equivalents, beginning of period          574,137        3,103,129        3,521,888          4,889,574
                                                    --------------   -------------    -------------   ---------------
Cash and cash equivalents, end of period          $      90,481  $       574,137   $    3,103,129  $       3,521,888
                                                    ==============    =============    =============   ===============
                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                        For the
                                                                                        Three            For the Year
                                                                                         Months              Ended
                                                            For the Years                Ended            December 31
                                                           Ended March 31               March 31
                                                   -------------------------------    --------------   ----------------
                                                         2001             2000            1999               1998
                                                   -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Taxes paid                                     $         800  $           800   $            -  $            800
                                                    ==============    =============    =============   ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


                                       65
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the "Partnership"), was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships' are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Losses from Local Limited Partnerships for the year ended December 31, 1998 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from Local Limited Partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from limited partnerships for the years ended March 31, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,557,441, $3,357,441, $3,248,440, and $3,183,115 as of March 31, 2001, 2000
and 1999 and December 31, 1998, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2001 and 2000, the Partnership had cash equivalents of $50,000 and $393,648, respectively. Of this amount, $50,000 and $375,000, respectively, consist of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 day or less maturities.

Concentration of Credit Risk
----------------------------
At March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net (Loss) Income Per Limited Partner Unit
------------------------------------------
Net (loss) income per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net (loss) income per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net (loss) income per unit is not required.

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

NOTE 2 - MARKETABLE SECURITIES
------------------------------
Marketable securities are categorized as available-for-sale securities and summarized as follows:

                                                                   Gross Unrealized
                                                            ----------------------------------
As of March 31, 2000                         Cost                Gain               Loss             Fair Value
                                        ---------------     ---------------    ---------------     ---------------

Debt securities                       $         50,073    $              -   $              -    $         50,073
                                        ===============     ===============    ===============     ===============

Debt securities are those issued by a state agency which matured on July 1, 2000. Those securities were sold during the year ended March 31, 2001 at cost.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2001 and 2000 the Partnership had acquired limited partnership interests in 15 and 14 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 624 and 614 apartment units, respectively. The respective general partners of the Local Limited Partnerships Manage the day-To-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2001 and 2000, are approximately $1,653,000 and $2,134,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2001, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                        For the Years Ended         For the          For the Year
                                                                            March 31               Months Ended       Ended
                                                                                                    March 31         December 31

                                                                   2001                2000           1999                  1998
                                                               ---------------    -------------    ------------       ------------
Investments per balance sheet, beginning of period             $     19,293,654   $     19,968,445   $    19,927,953  $   2,398,460
Capital contributions paid                                              130,681            511,290                 -      9,357,460
Capital contributions payable                                                 -                  -                 -      7,191,106
Capitalized acquisition fees and costs                                        -             18,103            77,826      1,138,786
Distributions received                                                        -               (500)                -           (315)
Equity in losses of limited partnerships                             (1,803,882)        (1,139,225)          (22,000)      (110,194)
Amortization of capitalized acquisition fees and costs                  (64,536)           (64,459)          (15,334)       (47,350)
                                                                ---------------    -----------------   ---------------  ------------
Investments in limited partnerships, end of period             $     17,555,917   $     19,293,654   $    19,968,445   $ 19,927,953
                                                               =================    ================= ===============  =============


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


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

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2000               1999
                                                                                ---------------    ---------------
ASSETS
Land                                                                          $      2,251,000   $        804,000
Buildings and improvements, net of accumulated
 depreciation  for  2000 and  1999 of  $2,772,000  and
 $1,593,000, respectively                                                           31,014,000         22,366,000
Construction in progress                                                                     -          7,823,000
Other assets                                                                         1,074,000          1,524,000
                                                                                ---------------    ---------------
                                                                              $     34,339,000   $     32,517,000
                                                                                ===============    ===============
LIABILITIES

Mortgage and construction loans payable                                       $     15,323,000   $     12,109,000
Due to related parties                                                               2,569,000          1,630,000
Other liabilities                                                                      605,000          1,600,000
                                                                                ---------------    ---------------
                                                                                    18,497,000         15,339,000
                                                                                ---------------    ---------------
PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 5                                      15,903,000         17,160,000
Other partners                                                                         (61,000)            18,000
                                                                                ---------------    ---------------
                                                                                    15,842,000         17,178,000
                                                                                ---------------    ---------------
                                                                              $     34,339,000   $     32,517,000
                                                                                ===============    ===============

                                       22

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000                1999               1998
                                                            ---------------     ---------------    ---------------
Revenues                                                  $      2,216,000    $      1,733,000   $      1,088,000
                                                           ---------------     ---------------    ---------------
Expenses:
  Operating expenses                                             1,857,000           1,221,000            644,000
  Interest expense                                                 782,000             510,000            268,000
  Depreciation and amortization                                  1,221,000             752,000            286,000
                                                            ---------------     ---------------    ---------------
Total expenses                                                   3,860,000           2,483,000          1,198,000
                                                            ---------------     ---------------    ---------------
Net loss                                                  $     (1,644,000)  $        (750,000)$         (110,000)
                                                            ===============     ===============    ===============
Net loss allocable to the Partnership                     $     (1,636,000)  $        (861,000)$         (110,000)
                                                            ===============     ===============    ===============
Net loss recorded by the Partnership                      $     (1,804,000)  $      (1,139,000)$         (110,000)
                                                            ===============     ===============    ===============

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

     Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2001 and 2000, the Partnership incurred acquisition fees of $1,750,000 and $1,750,000, respectively. Accumulated amortization of these capitalized costs were $176,494 and $118,154 as of March 31, 2001 and 2000, respectively.

     Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2001 and 2000, the Partnership incurred acquisition costs of $185,734 and $185,734, respectively, which have been included in investments in limited partnerships. Accumulated amortization of these capitalized costs were $17,441 and $11,245, as of March 31, 2001 and 2000, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $69,869, $67,180, $16,795 and $66,382 were incurred during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively, of which $67,180, $92,882 were paid during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999, and the year ended December 31, 1998, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consisted of the following as of:

                                                                                        March 31
                                                                            --------------------------------------
                                                                                  2001                 2000
                                                                            -----------------     ----------------
Asset management fee payable                                              $           24,164    $          21,475

Advances from WNC                                                                     42,134               95,171

Other                                                                                      -                7,072
                                                                            -----------------     ----------------
Total                                                                     $           66,298    $         123,718
                                                                            =================     ================

NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------
The following is a summary of the quarterly operations for the years ended March 31, 2001 and 2000 (in thousands, except for per unit data).

                                              June 30           September 30        December 31          March 31
                                           ---------------     ---------------     ---------------    ---------------

                 2001
                 ----
Income                                   $          4,000    $          6,000    $          3,000   $         40,000

Operating expenses                                (45,000)            (70,000)           (147,000)          (150,000)

Equity in losses of limited
partnerships                                     (350,000)           (370,000)           (311,000)          (773,000)
                                           ---------------     ---------------     ---------------    ---------------
Net loss                                 $       (391,000) $         (434,000) $         (455,000) $        (883,000)
                                           ===============     ===============     ===============    ===============
Loss available to limited partners       $       (387,000) $         (430,000) $         (451,000) $        (873,000)
                                           ===============     ===============     ===============    ===============
Loss per limited partner unit                         (15)                (17)                (18)               (35)
                                           ===============     ===============     ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 5 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                              June 30           September 30        December 31          March 31
                                           ---------------     ---------------     ---------------    ---------------
                 2000
                 ----
Income                                   $         47,000    $         23,000    $         22,000   $         38,000

Operating expenses                                (57,000)           (106,000)            (81,000)          (345,000)

Realized loss - marketable securities            (109,000)                  -                   -            (79,000)

Equity in losses of limited
partnerships                                     (159,000)           (202,000)           (260,000)          (518,000)
                                           ---------------     ---------------     ---------------    ---------------
Net loss                                 $       (278,000) $         (285,000) $         (319,000) $        (904,000)
                                           ===============     ===============     ===============    ===============
Loss available to limited partners       $       (275,000) $         (282,000) $         (316,000) $        (895,000)
                                           ===============     ===============     ===============    ===============
Loss per limited partner unit                         (11)                (11)                (13)               (36)
                                           ===============     ===============     ===============    ===============

NOTE 6 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------
Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 8 - SUBSCRIPTIONS AND NOTES RECEIVABLE
-------------------------------------------
During 1998, the Partnership received subscriptions for 15,166 Units which included promissory notes of $615,250, of which $576,650 was collected in 1999 prior to the issuance of the December 31, 1998 financial statements, leaving an unpaid balance of $38,600. As this balance was paid in 1999 prior to issuance of the March 31, 1999 financial statements it is reflected as capital contributed during the three months ended March 31, 1999.

In 1997, the Partnership had received promissory notes of $351,150 related to the sale of Units, of which the balance of $303,150 was collected in full in 1999. Promissory notes collected subsequent to year end and prior to the issuance of the financial statements are recorded as a capital contribution and an asset in the financial statements. Any unpaid balance as of the issuance of the 1998 financial statements was reflected as a reduction of partners' equity in the financial statements.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For the Years Ended March 31, 2001 and 2000,
                  For The Three Months Ended March 31, 1999 and
                      For The Year Ended December 31, 1998


NOTE 9 - WRITE OFF OF ADVANCES TO A LOCAL LIMITED PARTNERSHIP
-------------------------------------------------------------
During the years ended March 31, 2001 and 2000 and subsequent to March 31,2001 and through the date of this report, the Partnership advanced cash in the amount of $631,258 to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $631,258 of advances, $402,243 was written off during the year ended March 31, 2000 and $229,015 was written during the year ended March 31, 2001. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements. Subsequent to year end, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately 100% of the units. Such certifications should enable the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow.

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

Wilfred N. Cooper, Sr., age 70, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 67, is Vice-Chairman, a Director, a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 38, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 49, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 46, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 55, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 38, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 46, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 64, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2001, 2000 and 1999 and December 31, 1998 approximately $3,357,000, $3,357,000, $3,248,000 and
     $3,183,000, respectively, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,607,000, $2,607,000, $2,498,000 and $2,433,000,
     respectively, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2001, 2000 and 1999 and December 31, 1998, the aggregate amount of acquisition fees paid or accrued was approximately $1,750,000, $1,750,000, $1,747,300 and $1,670,800, respectively.

(c) Acquisition Expense. The Partnership reimbursed the General Partner or its affiliates as of March 31, 2001, 2000 and 1999 and December 31, 1998 for acquisition expense, not to exceed 1.5% of the Gross Proceeds, expended by such persons on behalf of the Partnership in the amounts $186,000, $186,000, $170,000 and $169,000, respectively.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $70,000, $67,000, $17,000 and $66,000 were incurred for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. The Partnership paid the General Partner or its affiliates $67,000, $93,000, $36,000 and $0 of those fees during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $55,000, $83,000, $0 and $4,500 during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively, expended by such persons on behalf of the Partnership.

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

(g) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $21,257, $1,190 and $441 for the years ended December 31, 2000, 1999 and 1998, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners
     -----------------------------------------------
     No person is known to own beneficially in excess of 5% of the outstanding Units.

(b)  Security Ownership of Management
     --------------------------------
     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

       Report of Independent  Certified Public Accountants
       Balance Sheets, March 31, 2001 and 2000
       Statements of Operations for the years ended March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended
        December  31, 1998
       Statements  of  Partners'  Equity for the years ended
       March 31, 2001 and 2000,  the three  months  ended March 31, 1999 and the year ended December 31, 1998
       Statements of Cash Flows for the years ended
       March 31, 2001 and 2000, the three months ended March 31, 1999 and the year ended December 31, 1998
       Notes to Financial Statements

(a)(2) Financial statement schedules included in Part IV hereof:
       --------------------------------------------------------
       Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)    Reports on Form 8-K.
       -------------------
1.     None

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

10.15 Amended and Restated Agreement of Limited Partnership of Enhance, L.P. filed as Exhibit 10.15 to Form 10-K dated November 13, 2000 is herein incorporated as Exhibit 10.15.

10.16 Second Amended and Restated Agreement of Limited Partnership of Austin Gateway, Ltd.

21.1 Financial Statements of Mansur Wood Elderly Living Center, L.P., for the year ended December 31, 1998 together with auditor's report thereon; a significant subsidiary of the Partnership, filed as exhibit 21.1 to Form 10-K dated August 5, 1999 is herein incorporated by reference as Exhibit 21.1.

21.2 Financial Statements for Mansur Wood Elderly Living Center, L.P., for the year ended December 31, 1999 together with auditor's report thereon; a significant subsidiary of the Partnership, filed as exhibit 21.2 to Form 10-K dated November 13, 2000 is herein incorporated by reference as exhibit 21.2.

21.3 Financial Statements for Mansur Wood Elderly Living Center, L.P., for the year ended December 31, 2000 together with auditor's report thereon; a significant subsidiary of the Partnership.

(d) Financial statement schedules follow, as set forth in subsection (a)(2) hereof.
       -------

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The audits referred to in our report dated June 21, 2001, relating to the 2001, 2000, 1999 and 1998 financial statements of WNC Housing Tax Credit Fund VI,
L.P., Series 5 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                            /s/ BDO SEIDMAN, LLP
Orange County, California                       BDO SEIDMAN, LLP
June 21, 2001

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing                  Theodore,
of Theodore                        Alabama            $ 1,188,000     $ 1,188,000  $ 1,148,000   $ 2,345,000  $ 156,000  $ 2,189,000

Austin                             Austin,
Gateway, Ltd.                      Texas                  131,000         131,000      278,000       429,000     49,000      380,000

Bradley Villas                     Bradley,
Limited Partnership                Arkansas               501,000         501,000      526,000     1,000,000     84,000      916,000

Chillicothe                        Chillicothe,
Plaza Apts. L.P.                   Missouri               972,000         972,000      746,000     1,899,000     73,000    1,826,000

Concord Apartment                  Orlando,
Partners, L.P.                     Florida                470,000         470,000      286,000       442,000     73,000      369,000

El Reno Housing Associates         El Reno,
Limited Partnership                Oklahoma             3,040,000       2,836,000    2,367,000     5,984,000    420,000    5,564,000

Enhance,                           Baton Rouge,
L.P.                               Louisiana              620,000         620,000      644,000     1,416,000    141,000    1,275,000

Hillcrest                          Marshalltown,
Heights, L.P.                      Iowa                   609,000         609,000      583,000     1,210,000     83,000    1,127,000

Hughes Villas                      Hughes,
Limited Partnership                Arkansas               182,000         182,000      761,000       986,000    135,000      851,000

Mansur Wood Living                 Carbon Cliff,
Center, L.P.                       Illinois             6,446,000       6,446,000    3,903,000    10,904,000    270,000   10,634,000

Mark Twain Senior
Community Limited                  Oakland,
Partnership                        California             740,000         715,000    1,447,000     2,529,000    759,000    1,770,000

Murfreesboro Villas                Murfreesboro,
Partnership  Limited               Arkansas               685,000         685,000      640,000     1,258,000    101,000    1,157,000

Spring Valley Terrace              Mayer,
Apartments, LLC                    Arizona                716,000         716,000      722,000     1,449,000     93,000    1,356,000

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                                  ------------------------------------- --------------------------------------------
                                                          As of March 31, 2001                As of December 31, 2000
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
United Development                 Memphis,
Co., L.P. - 97.1                   Tennessee            1,845,000       1,845,000      898,000     3,099,000    191,000    2,908,000

United Development                 Memphis,
Co., L.P. - 97.2                   Tennessee              743,000         743,000      374,000     1,087,000    144,000      943,000
                                                      ------------    ------------ ------------  ----------- ----------  -----------
                                                      $18,888,000     $18,659,000  $15,323,000   $36,037,000 $2,772,000  $33,265,000
                                                      ===========     ============ ============  =========== ==========  ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2000
                                     -------------------------------------------------------------------------------
          Partnership Name           Rental Income   Net Income       Year       Status     Estimated Useful Life
                                                                   Investment
                                                       (Loss)       Acquired                       (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore             $ 136,000      $ (98,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         58,000          1,000      2000       Completed           40.0

Bradley Villas Limited Partnership           60,000        (28,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 93,000        (21,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.             98,000        (21,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 191,000       (582,000)     1998       Completed           40.0

Enhance, L.P.                                67,000        (47,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     142,000        (29,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            91,000        (18,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.             260,000       (448,000)     1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 469,000       (108,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  53,000        (44,000)     1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          54,000        (36,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            258,000       (129,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         119,000        (36,000)     1998       Completed           27.5
                                        ------------   ------------
                                         $2,149,000     $(1,644,000)
                                        =============   ============

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                  ---------------------------------- ----------------------------------------------
                                                          As of March 31, 2000                As of December 31,1999
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing                  Theodore,
of Theodore                        Alabama            $ 1,188,000     $ 1,188,000  $ 1,155,000   $ 2,345,000  $  55,000  $ 2,290,000

Bradley Villas                     Bradley,
Limited Partnership                Arkansas               501,000         501,000      533,000     1,000,000     54,000      946,000

Chillicothe                        Chillicothe,
Plaza Apts. L.P.                   Missouri               972,000         972,000      746,000     1,899,000     27,000    1,872,000

Concord Apartment                  Orlando,
Partners, L.P.                     Florida                470,000         470,000      290,000       442,000     50,000      392,000

El Reno Housing Associates         El Reno,
Limited Partnership                Oklahoma             3,040,000       2,836,000    2,367,000     5,984,000    185,000    5,799,000

Enhance,                           Baton Rouge,
L.P.                               Louisiana              620,000         620,000      545,000     1,366,000     87,000    1,279,000

Hillcrest                          Marshalltown,
Heights, L.P.                      Iowa                   609,000         609,000      592,000     1,210,000     49,000    1,161,000

Hughes Villas                      Hughes,
Limited Partnership                Arkansas               182,000         182,000      763,000       986,000    105,000      881,000

Mansur Wood Living                 Carbon Cliff,
Center, L.P.                       Illinois             6,446,000       6,446,000    1,000,000     7,873,000          -    7,873,000

Mark Twain Senior
Community Limited                  Oakland,
Partnership                        California             740,000         715,000    1,459,000     2,518,000    670,000    1,848,000

Murfreesboro Villas                Murfreesboro,
Partnership  Limited               Arkansas               685,000         685,000      640,000     1,258,000     61,000    1,197,000

Spring Valley Terrace              Mayer,
Apartments, LLC                    Arizona               696,000         676,000       725,000     1,428,000     54,000    1,374,000

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                                  -----------------------------    -------------------------------------------------
                                                          As of March 31, 2000                As of December 31, 1999
                                                 ------------------------------   --------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
United Development                 Memphis,
Co., L.P. - 97.1                   Tennessee            1,845,000       1,821,000      898,000     3,166,000     91,000    3,075,000

United Development                 Memphis,
Co., L.P. - 97.2                   Tennessee              743,000         743,000      378,000     1,111,000    105,000    1,006,000
                                                      ------------    ------------ ------------  ----------- ----------  -----------
                                                      $18,737,000     $18,464,000  $12,109,000   $32,586,000 $1,593,000  $30,993,000
                                                      ===========     ============ ============  =========== ==========  ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 1999
                                     -------------------------------------------------------------------------------
          Partnership Name           Rental Income   Net Income       Year       Status     Estimated Useful Life
                                                                   Investment
                                                       (Loss)       Acquired                       (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore              $ 57,000    $ (54,000)     1998       Completed           40.0

Bradley Villas Limited Partnership           64,000      (21,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 44,000      (23,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.             94,000      (30,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                  59,000     (390,000)     1998       Completed           40.0

Enhance, L.P.                                83,000      (81,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     138,000      (31,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            90,000      (18,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.                   -      112,000      1998            2000           27.5

Mark Twain Senior Community Limited
Partnership                                 500,000     (113,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  43,000      (48,000)     1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          32,000      (59,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1         249,000       47,000      1998       Completed           27.5

United Development Co., L.P. - 97.2         103,000      (41,000)     1998       Completed           27.5
                                        -----------   -----------
                                         $1,556,000   $ (750,000)
                                        ===========   ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                  ---------------------------------- ----------------------------------------------
                                                          As of March 31, 1999                As of December 31,1998
                                                  ----------------------------------------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing                  Theodore,
of Theodore                        Alabama            $ 1,277,000     $   839,000  $   898,000   $ 1,651,000  $      -  $  1,651,000

Bradley Villas                     Bradley,
Limited Partnership                Arkansas               501,000         501,000      538,000     1,000,000     23,000      977,000

Chillicothe                        Chillicothe,
Plaza Apts. L.P.                   Missouri               991,000         697,000      246,000     1,008,000          -    1,008,000

Concord Apartment                  Orlando,
Partners, L.P.                     Florida                470,000         470,000      293,000       442,000     26,000      416,000

El Reno Housing Associates         El Reno,
Limited Partnership                Oklahoma             3,040,000       3,040,000    2,187,000     4,032,000         -     4,032,000

Hillcrest                          Marshalltown,
Heights, L.P.                      Iowa                   609,000         609,000      598,000     1,209,000     14,000    1,195,000

Hughes Villas                      Hughes,
Limited Partnership                Arkansas               182,000         182,000      765,000       986,000     76,000      910,000

Mansur Wood Living                 Carbon Cliff,
Center, L.P.                       Illinois             6,446,000       1,611,000    1,420,000    2,060,000          -     2,060,000

Mark Twain Senior
Community Limited                  Oakland,
Partnership                        California             740,000         715,000    1,470,000     2,509,000    575,000    1,934,000

Murfreesboro Villas                Murfreesboro,
Partnership  Limited               Arkansas               686,000         686,000      643,000     1,258,000     20,000    1,238,000

Spring Valley Terrace              Mayer,
Apartments, LLC                    Arizona                716,000         648,000      997,000     1,428,000     14,000    1,414,000

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                                 ------------------------------   -------------------------------------------------
                                                          As of March 31, 1999                As of December 31, 1998
                                                 ------------------------------   --------------------------------------------------
                                                  Total Investment   Amount of     Encumbrances of
                                                  in Local Limited InvestmentPaid  Local Limited  Property and  Accumulated Net Book
         Partnership Name          Location           Partnerships    to Date       Partnerships   Equipment     Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
United Development                 Memphis,
Co., L.P. - 97.1                   Tennessee            1,845,000       1,384,000      876,000     1,922,000      1,000    1,921,000

United Development                 Memphis,
Co., L.P. - 97.2                   Tennessee              743,000         733,000      378,000     1,094,000     48,000    1,046,000
                                                      ------------    ------------ ------------  ----------- ----------  -----------
                                                      $18,246,000     $12,115,000  $11,309,000   $20,599,000 $  797,000  $19,802,000
                                                      ===========     ============ ============  =========== ==========  ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                     -------------------------------------------------------------------------------
                                                                  For the year ended December 31,1998
                                     -------------------------------------------------------------------------------
          Partnership Name            Rental                             Year                     Estimated Useful Life
                                      Income            Net Income     Investment
                                                         (Loss)        Acquired        Status             (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore               $     -       $    -         1998            1999    Under Construction

Bradley Villas Limited Partnership           47,000      (16,000)        1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                      -       18,000         1997            1999    Under Construction

Concord Apartment Partners, L.P.             87,000      (51,000)        1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                       -        8,000         1998            1999           40.0

Hillcrest Heights, L.P.                      41,000      (22,000)        1998       Completed           27.0

Hughes Villas Limited Partnership            93,000       (3,000)        1998       Completed           40.0

Mansur Wood Living Center, L.P.                   -       83,000         1998            2000           27.5

Mark Twain Senior Community Limited
Partnership                                 592,000      (11,000)        1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  11,000      (31,000)        1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                           7,000      (29,000)        1997       Completed           40.0

United Development Co., L.P. - 97.1           7,000        5,000         1998            1999           27.5

United Development Co., L.P. - 97.2
                                             53,000      (61,000)        1998       Completed           27.5
                                            -------      --------
                                          $ 938,000    $ (110,000)
                                         ==========   ===========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:  WNC & Associates, Inc.         General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     -------------------------
Wilfred N. Cooper, Jr.     President
Chief Operating Officer of WNC & Associates, Inc.

Date:  July 12, 2001



By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha    Vice-President
Chief Financial Officer of WNC & Associates, Inc.

Date: July 12, 2001




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr.     Chairman of the Board
of WNC & Associates, Inc.

Date: July 12, 2001



By: /s/ John B. Lester, Jr.
    -----------------------
John B. Lester, Jr.        Director of WNC & Associates, Inc.

Date: July 12, 2001



By:  /s/ David N. Shafer
------------------------
David N Shafer             Director of WNC & Associates, Inc.

Date: July 12, 2001

                         MANSUR WOOD LIVING CENTER, L.P.
                        (An Illinois Limited Partnership)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                  (TOGETHER WITH independent AUDITOR'S REPORT)

                         MANSUR WOOD LIVING CENTER, L.P.
                        (An Illinois Limited Partnership)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999







                          T A B L E O F C O N T E N T S




INDEPENDENT AUDITOR'S REPORT


FINANCIAL STATEMENTS

  Balance Sheets                                                 Exhibit A

  Statements of Operations                                       Exhibit B

  Statements of Partners' Equity                                 Exhibit C

  Statements of Cash Flows                                       Exhibit D


NOTES TO THE FINANCIAL STATEMENTS
---------------------------------

      Schedules of Project Operating Expenses                         Schedule I

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To The Partners
  MANSUR WOOD LIVING CENTER, L.P.
  (An Illinois Limited Partnership)



We have audited the accompanying balance sheets of MANSUR WOOD LIVING CENTER, L.P. (An Illinois Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





/s/ FRIDUSS, LUKEE, SCHIFF & CO., P.C.
    Certified Public Accountants

    Chicago, Illinois
    February 16, 2001

                         MANSUR WOOD LIVING CENTER, L.P.

                                 BALANCE SHEETS

                                                     DECEMBER 31, 2000 AND 1999                             EXHIBIT A
                                                     --------------------------                             ---------
                                   A S S E T S

                                                                                    2000                     1999
                                                                                ------------             -------------

INVESTMENT IN REAL ESTATE HELD FOR LEASE
 (Notes 2 and 5)
  Land                                                                          $     51,500             $     50,000
  Buildings and Improvements                                                      10,842,382                        -
  Furniture and Equipment                                                              9,925                        -
            Construction in Progress                                                       -                7,852,523
  Less:  Accumulated Depreciation                                                   (269,724)                       -
                                                                                ------------             -------------
                  NET INVESTMENT IN REAL ESTATE
                    HELD FOR LEASE                                              $ 10,634,083             $  7,902,523
                    --------------                                              ------------             ------------
OTHER ASSETS
  Cash (Note 3)                                                                 $      1,847             $      8,985
  Tenant Security Deposits                                                            57,739                        -
  Other Receivables                                                                   13,432                        -
  Prepaid Expenses                                                                     8,355                        -
  Escrow Deposits (Note 10)                                                              129                    1,026
  Capitalized Costs (Net) (Note 8)                                                    69,472                  123,940
                                                                                ------------             ------------
                  TOTAL OTHER ASSETS                                            $    150,974             $    133,951
                  ------------------                                            ------------             ------------

TOTAL ASSETS                                                                    $ 10,785,057             $  8,036,474
------------                                                                    ============             ============


                    See notes to the financial statements.

                         MANSUR WOOD LIVING CENTER, L.P.

                                 BALANCE SHEETS

                                                     DECEMBER 31, 2000 AND 1999                             EXHIBIT A
                                                     --------------------------                             ---------




                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------
                                                                                    2000                     1999
                                                                                ------------             -------------
LIABILITIES APPLICABLE TO INVESTMENT
------------------------------------
 IN REAL ESTATE HELD FOR LEASE
 -----------------------------
   Long-Term Debt (Note 5)                                                      $  3,903,262            $  1,000,326
   Cash Overdraft                                                                      8,999                       -
   Accounts Payable - Trade                                                           15,371                       -
   Accrued Interest Payable                                                           16,188                       -
   Accrued Real Estate Tax Expense                                                    79,000                       -
   Due to Related Parties (Note 6)                                                   548,874                 415,202
   Security Deposits                                                                  55,882                       -
   Construction Costs Payable                                                              -                  15,060
                                                                                ------------             ------------
                  TOTAL LIABILITIES APPLICABLE
                  ----------------------------
                    TO INVESTMENT IN REAL ESTATE
                    ----------------------------
                    HELD FOR LEASE                                              $  4,627,576             $  1,430,588
                    --------------                                              ------------             ------------
PARTNERS' EQUITY (Exhibit C)                                                    $  6,157,481             $  6,605,886
----------------                                                                ------------             ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $ 10,785,057             $  8,036,474
--------------------------------------                                          ============             ============


                     See notes to the financial statements.

                         MANSUR WOOD LIVING CENTER, L.P.

                            STATEMENTS OF OPERATIONS

                       YEARS ENDED DECEMBER 31, 2000 AND 1999                                          EXHIBIT B
                       --------------------------------------                                          ---------
                                                                                   2000                  1999
                                                                                ------------              -------------
INCOME
  Gross Potential Tenant Rent                                                   $    433,890              $         -
  Less: Vacancy Loss                                                                (174,061)                       -
                                                                                ------------              -------------
        TOTAL RENT                                                              $    259,829              $         -
        ----------
  Miscellaneous Tenant Charges                                                         3,910                        -
  Interest Income                                                                      6,814                  117,357
                                                                                ------------              ------------

        TOTAL INCOME                                                            $    270,553              $   117,357
        ------------                                                            ------------             ------------
OPERATING EXPENSES (Schedule I)
  Administrative                                                                $    125,368              $         -
  Utilities                                                                           23,905                        -
  Operating and Maintenance                                                           11,306                        -
  Marketing and Leasing                                                               42,176                        -
  Taxes and Insurance                                                                 84,949                        -
                                                                                ------------              -------------
           TOTAL OPERATING EXPENSES                                             $    287,704              $         -
        ------------------------                                                ------------              -------------
NET OPERATING (LOSS) INCOME BEFORE PARTNERSHIP
  AND FINANCIAL EXPENSES                                                        $    (17,151)             $   117,357
  ----------------------                                                        ------------             -------------
PARTNERSHIP AND FINANCIAL EXPENSES
                Interest - Mortgage                                                 $ 88,723              $         -
  Partnership Reporting Fee                                                            5,000                    5,000
                                                                                ------------              ------------
        TOTAL PARTNERSHIP AND FINANCIAL EXPENSES                                $     93,723              $     5,000
        ----------------------------------------                                ------------              -------------

NET (LOSS) INCOME BEFORE DEPRECIATION
  AND AMORTIZATION                                                              $   (110,874)             $   112,357
  ----------------
DEPRECIATION                                                                         269,724                        -
-----------------
AMORTIZATION                                                                          53,914                        -
------------                                                                    ------------              -------------
NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)                                    $  (434,512)              $   112,357
  ---------------------------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE - AMORTIZATION                                                          (13,893)                        -
  ------------------------ ------------                                         -------------

NET (LOSS) INCOME                                                               $   (448,405)             $   112,357
-----------------                                                               ============              ============


                     See notes to the financial statements.

                         MANSUR WOOD LIVING CENTER, L.P.
                        -------------------------------
                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------
                        YEARS ENDED DECEMBER 31, 2000 AND 1999                                                     EXHIBIT C
                        --------------------------------------                                                     ---------



                                                                    General                Limited
                                                                    Partner                Partners                Total
PARTNERS' EQUITY, JANUARY 1, 2000                                  $  163,839             $6,442,047             $6,605,886
---------------------------------
DISTRIBUTIONS                                                               -                      -                      -
-------------
NET (LOSS) INCOME FROM OPERATIONS
  (Exhibit B)                                                          (4,484)              (443,921)              (448,405)
                                                                   -----------            ----------             ----------
PARTNERS' EQUITY, DECEMBER 31, 2000
  (Exhibit A)                                                      $  159,355             $5,998,126             $6,157,481
                                                                   ==========             ==========             ==========

                                                                    General                Limited
                                                                    Partner                Partners                Total

PARTNERS' EQUITY, JANUARY 1, 1999                                  $   83,031             $6,446,998             $6,530,029
---------------------------------
DISTRIBUTIONS                                                         (36,500)                     -                (36,500)
-------------
NET (LOSS) INCOME FROM OPERATIONS
  (Exhibit B)                                                         117,308                 (4,951)               112,357
                                                                    ----------             ----------             ----------
PARTNERS' EQUITY, DECEMBER 31, 1999
  (Exhibit A)                                                      $  163,839             $6,442,047             $6,605,886
                                                                   ==========             ==========             ==========

                     See notes to the financial statements.
                                       50

                         MANSUR WOOD LIVING CENTER, L.P.
                         -------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                         YEARS ENDED DECEMBER 31, 2000 AND 1999                    EXHIBIT D
                         --------------------------------------                    ---------



                                                                                    2000                      1999
                                                                                ------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                            $   (448,405)           $      112,357
                                                                                ------------               ------------
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash (Used In) Provided By Operating
      Activities:
        Depreciation                                                           $    269,724            $            -
        Amortization                                                                 53,914                         -
        Cumulative Effect of Change in Accounting
          Principle                                                                  13,893                         -
  Decrease (Increase) in Operating Assets:
    Tenant Security Deposits                                                        (57,739)                        -
    Prepaid Expenses                                                                 (8,355)                        -
    Other Receivables                                                               (13,432)                        -
  Increase (Decrease) in Operating Liabilities:
    Cash Overdraft                                                                    8,999                         -
    Accounts Payable - Trade                                                         15,371                         -
    Accrued Real Estate Taxes                                                        79,000                         -
    Accrued Interest Payable                                                         16,188                         -
    Due to Related Parties                                                          (12,380)                        -
    Security Deposits                                                                55,882                         -
                                                                                ------------              -------------
                  TOTAL ADJUSTMENTS                                            $    421,065              $          -
                  -----------------                                             ------------              -------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                         $    (27,340)             $    112,357
  --------------------     ------------                                         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for Land                                                            $     (1,500)             $         -
  Payments for Buildings and Improvements                                        (2,466,118)                       -
  Payments for Furniture and Equipment                                               (9,925)                       -
  Payments for Capitalized Costs                                                    (13,339)                 (123,940)
  Construction in Progress                                                                -                (5,445,356)
                                                                                ------------              ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                        $ (2,490,882)             $ (5,569,296)
---------------------------------------                                         ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Construction Escrow                                              $          -              $  5,541,788
  Proceeds from Long-Term Debt                                                     2,902,936                1,000,326
  Due to Related Parties                                                            (377,689)                  32,513
  Construction Costs Payable                                                         (15,060)              (1,419,951)
  Decrease in Construction Escrow, Net                                                   897                        -
  Capital Distributions                                                                    -                  (36,500)
                                                                                ------------              ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      $   2,511,084              $  5,118,176
-----------------------------------------                                       ------------              ------------

                     See notes to the financial statements.

                         MANSUR WOOD LIVING CENTER, L.P.
                         -------------------------------
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                         YEARS ENDED DECEMBER 31, 2000 AND 1999                    EXHIBIT D
                         --------------------------------------                    ---------

                                                                                     2000                      1999
                                                                                ------------              -------------
NET (DECREASE) IN CASH                                                         $     (7,138)              $   (338,763)
----------------------
CASH - BEGINNING OF YEAR                                                              8,985                    347,748
------------------------                                                        ------------              ------------
CASH - END OF YEAR                                                             $      1,847               $      8,985
------------------                                                              ============              =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
  Cash Paid During the Years for:
    Interest (Net of Amount Capitalized)                                       $     72,535              $          -
                                                                                ============              =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Buildings and Improvements                                                 $ (8,376,264)             $          -
    Construction in Progress                                                      7,852,523                  (397,749)
    Construction Costs Payable                                                            -                   397,749
    Due to Related Parties                                                            9,010                         -
    Developer Fee                                                                   514,731                         -
                                                                                ------------              -------------
    Net Non-Cash Investing and Financing Activities                            $          -              $          -
                                                                                ============              =============



                     See notes to the financial statements.

                         MANSUR WOOD LIVING CENTER, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




NOTE 1 - ORGANIZATION

       Mansur Wood Living Center, L.P. ("the Partnership") was formed as a limited partnership under the laws of the State of Illinois on April 21, 1998, for the purpose of constructing and operating a rental housing project. The project consists of 115 units located in Carbon Cliff, Illinois, and will operate under the name of Mansur Wood Living Center.

       The project is expected to qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A  summary  of  the   Partnership's   significant   accounting   policies
       consistently applied in the preparation of the accompanying financial statements follows:

       CAPITALIZATION AND DEPRECIATION

       Land, building and improvements are recorded at cost. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. Interest expense capitalized in 2000 and 1999 amounts to $146,589 and $13,125, respectively.

       Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The estimated service life of the assets for depreciation purposes may be different than their actual economic useful lives.

                                           Estimated Life                Method
                                           --------------                -------
       Land                                    -                         None
       Building and Improvements            27.5 Years             Straight-Line
       Furniture and Equip                  Various                      MACRS

RENTAL INCOME AND PREPAID RENTS
-------------------------------
       Rental income is recognized for apartment rentals as it accrues.

                         MANSUR WOOD LIVING CENTER, L.P.
                         -------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE  2  -  SUMMARY   OF   SIGNIFICANT   ACCOUNTING   POLICIES   -   (Continued)
------------------------------------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
---------------------------------------------------
       In April 1998, Statement of Position (SOP) No. 98-5 Reporting on the Costs of Start-Up Activities was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires that these costs be expensed as incurred effective for fiscal years beginning after December 15, 1998. As of January 1, 2000, the unamortized organization costs were written off and accounted for as a cumulative effect of a change in accounting principle. This change did not have a material effect on prior periods. The effect of this change was to increase the 2000 loss by $13,893.

       AMORTIZATION
       ------------
       Mortgage costs are amortized over the term of the mortgage loan using the straight-line method.

       INCOME TAXES
       ------------
       No provision or benefit for income taxes has been included in these financial statements since taxable income passes through to, and is reportable by, the partners individually.

       ESTIMATES
       ---------
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - CASH
         ----

       The Partnership maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash.

                         MANSUR WOOD LIVING CENTER, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




NOTE 4 - PARTNERS' CAPITAL CONTRIBUTIONS
         -------------------------------

       The Partnership has one General Partner, Elderly Living Development, Inc. which has a 1% interest and one Limited Partner, WNC Housing Tax Credit Fund VI, L.P. Series 5, which has a 98.99% interest and one Special Limited Partner, WNC Housing, L.P., which has a .01% interest.

NOTE 5 - LONG-TERM DEBT
         --------------                                                                           2000                      1999
                                                                                                ------------              ----------
       MORTGAGE PAYABLE
       ----------------

       The construction loan dated December 9, 1998 is for the maximum amount of
       $4,300,000.  The note bears interest at 210 basis points over the Federal
       Home Loan Bank CIP year note and is payable monthly. The interest rate at
       December 31, 2000 was 8.41%. The  construction  loan matures on March 26,
       2001.  Collateralized by real estate and personal property.                           $ 3,903,262 $                 1,000,326

       December 31, 2001
                                                                                             $  3,903,262

NOTE 6 - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES
---------------------------------------------------------

The General Partner will be entitled to a development fee in the amount of $1,350,000, of which $560,731 and $789,269 has been earned, and $46,000 and
$789,269 had been paid in 2000 and 1999, respectively.

The apartment project is managed by Heartland Mgt., Inc., an affiliate of the General Partner. Management fees earred in 2000 and 1999 amount to $12,690 and $-0-, respectively. Mangement fees paid in 2000 and 1999 amount to $ 10,685 and $-0-,respevtively. During 2000 and 1999, Heartland Mgt., Inc. had advanced salaries and benefits for the project. The amounts due to Heartland Mgt., Inc. for salaries and benefits at December 31, 2000 and 1999 amount to $11,100 and $27,513, respectively.

                         MANSUR WOOD LIVING CENTER, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



NOTE 6 - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES - (Continued)
         ------------------------------------------------
       The Partnership is to pay the Managing General Partner, Elderly Living Development, Inc. an incentive management fee equal to 70% of the net operating income remaining after reduction for the payments made for the partnership reporting fee, developer fee, and operating loans. This fee is payable 75 days after year-end. If the fee is not paid in any given year it cannot be accrued in the subsequent year. Incentive management fee earned for 2000 and 1999 amounts to $-0- and $-0-.

       The Partnership is to pay a fee to the Limited Partner in the amount of $5,000 a year for monitoring the operations of the Partnership and for services in connection with the Partnership's accounting matters. The fee is payable within 75 days after the year end from net operating income. The balance due WNC Housing Tax Credit Fund VI, Series 5 at December 31, 2000 and 1999 amounts to $10,000 and $5,000.

       The project's general contractor was Twin Rivers Construction Company, an affiliate of the General Partner. Construction costs earned by Twin Rivers Construction Company in 2000 and 1999 amount to $2,342,696 and $6,516,654, respectively. Construction costs paid to Twin Rivers Construction Company in 2000 and 1999 amount to $2,590,559 and
       $6,259,781, respectively. The amount due to Twin Rivers Construction Company at December 31, 2000 and 1999 amounts to $9,010 and $382,689, respectively.

       During 2000, Heartland Park Elderly Living Center, L.P., an affiliate of the General Partner, had paid operating expenses on behalf of the Partnership in the amount of $2,028. The amount due Heartland Park Elderly Living Center, L.P. at December 31, 2000 amounts to $2,028.

       The Partnership Agreement provides for various obligations of the General Partner, including its obligation to provide funds for any development and operating deficits.

       Amounts due related parties at December 31, 2000 and 1999 is as follows:

                                                 2000          1999
                                                 -----        ------

       Salaries and Benefits                 $     11,100    $    27,513
       Developer Fees                             514,731              -
       Management Fees                              2,005              -
       Construction Cost                            9,010        382,689
       Operating Advance                            2,028              -
       Partnership Reporting Fee                   10,000          5,000
                                              ------------   ------------
                                              $   548,874    $   415,202
                                              ============   ============

                         MANSUR WOOD LIVING CENTER, L.P.
                         -------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 7 - PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
---------------------------------------------------------

       All profits and losses are allocated 1% to the General Partner, 98.99% to the Limited Partner and .01% to the Special Limited Partner.

       However, for 1999, the General Partner and Limited Partners have agreed, in writing, to allocate 100% of the interest income earned on the construction escrow (Note 10) to the General Partner. In conjunction with this allocation, the General Partner is permitted to receive, as a distribution, an amount sufficient to cover any tax liability incurred as a result of this allocation.

       Distributable cash flow, as defined by the Partnership Agreement, is distributable 50% to the General Partner and 50% to the Limited Partners.

       Gain, if any, from a sale or exchange or other disposition of the property owned by the Partnership is allocable as follows:

       1. To all partners having negative balances in their capital accounts prior to the distribution of any sale or refinancing proceeds, an amount of such gain to increase their negative balance to zero.

       2. 98.99% to the Limited Partner and .01% to the Special Limited Partner until the Limited Partners have received amounts equal to their gross capital contributions.

       3. To the General Partner until the General Partner has received amounts equal to its gross capital contribution.

       4. The remainder of such gain, if any, 50% to the Limited Partners and 50% to the General Partner.



NOTE 8 - CAPITALIZED COSTS
         -----------------
       The costs incurred to obtain financing and fees relating to organization, as well as certain start-up costs, of the project partnership have been capitalized and will be amortized as described below beginning in the first year of operations:

                         MANSUR WOOD LIVING CENTER, L.P.
                         -------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE 8 - CAPITALIZED COSTS - (Continued)
         -------------------------------

                                                     Amortization
                                                       Period                       2000                       1999
                                                     ------------               ------------              ------------
                  Organization and
                    Start-Up Costs                      1 Year                  $     63,893              $     50,554
                  Financing Costs
                    and Tax Credit
                    Fees                             6.5-20 Years                     73,386                    73,386
                                                                                ------------              ------------
                                                                                $    137,279              $    123,940
                  Less:  Accumulated Amortization                                    (67,807)                        -
                                                                                ------------               -------------

                                                                                $     69,472              $    123,940
                                                                                ============              ============



NOTE 9 -          RESTRICTED ESCROW DEPOSITS AND RESERVES
                  ---------------------------------------

       According to the partnership, loan and other regulatory agreements, the Partnership is required to maintain the following escrow deposits and reserves; real estate tax and insurance escrow, working capital escrow and operating maintenance reserve. The escrow deposits and reserves will be funded when construction is complete and apartment lease-up begins. The project was completed during 2000. As of December 31, 2000, none of these escrows were funded.



NOTE 10 -         construction escrow

       Releases from the construction escrow are restricted based on the performance of certain events as described in the Partnership Agreement.



NOTE 11 -RECLASSIFICATIONS

             Certain amounts at December 31, 1999 have been reclassified to conform with the December 31, 2000 financial statement presentation. Actual results are the same as last year.

                         MANSUR WOOD LIVING CENTER, L.P.
                         -------------------------------
                     SCHEDULES OF PROJECT OPERATING EXPENSES
                     ---------------------------------------
                         YEARS ENDED DECEMBER 31, 2000 AND 1999                                           SCHEDULE I
                         --------------------------------------                                           ----------


                                                                                   2000                      1999
                                                                                ------------              -------------
ADMINISTRATIVE EXPENSES
  Office Supplies                                                                   $ 13,369              $        -
  Property Management Fees                                                            12,690                       -
  Salaries and Related Payroll Taxes                                                  70,903                       -
  Managers Unit                                                                        7,776                       -
  Consulting                                                                           8,830                       -
  Professional Fees - Other                                                            2,326                       -
  Professional Fees - Legal                                                              263                       -
  Professional Fees - Accounting                                                       1,214                       -
  Telephone Expense                                                                    4,368                       -
  Other Administrative                                                                 3,290                       -
  Rental Charges                                                                         339                       -
                                                                                ------------              ------------
         TOTAL ADMINISTRATIVE EXPENSES                                          $    125,368              $        -
         -----------------------------                                          ============              ============
UTILITY EXPENSES
  Utilities                                                                     $     23,905              $        -
                                                                                ------------              -------------
         TOTAL UTILITY EXPENSES                                                 $     23,905              $        -
         ----------------------                                                 ============              =============
OPERATING AND MAINTENANCE EXPENSES
  Repairs                                                                       $      1,584              $        -
  Snow Removal                                                                           550                       -
  Exterminating                                                                          813                       -
  Maintenance Supplies and Material                                                    8,065                       -
  Decorating and Painting                                                                294                       -
                                                                                ------------              -------------
         TOTAL OPERATING AND MAINTENANCE
           EXPENSES                                                             $     11,306              $        -
           --------                                                             ============              ============
        MARKETING AND LEASING EXPENSES
  Advertising and Lease-Up Expenses                                             $     35,773              $        -
  Leasing Commission                                                                   2,750                       -
  Travel Expenses (Travel to/from Units)                                               2,661                       -
  Signs                                                                                  992                       -
                                                                                ------------              -------------
         TOTAL MARKETING AND LEASING EXPENSES                                   $     42,176              $        -
         ------------------------------------                                   ============              =============
TAX AND INSURANCE EXPENSES
  Property and Liability Insurance                                              $      5,949              $        -
  Real Estate Taxes                                                                   79,000                       -
                                                                                ------------              -------------
         TOTAL TAX AND INSURANCE EXPENSES                                       $     84,949              $        -
         --------------------------------                                       ============              =============

                        See independent auditor's report.