Form 10-Q
period 2001-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2001-08-21
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
Yes              No      X
    -----------     -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30,2001







PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

         Balance Sheets
           June 30, 2001 and  March 31, 2001                                 3

         Statements of Operations
           For the Three months Ended June 30, 2001 and 2000                 4

         Statement of Partners' Equity (Deficit)
           For the Three months Ended June 30, 2001                          5

         Statements of Cash Flows
           For the Three months Ended June 30, 2001 and 2000                 6

         Notes to Financial Statements                                       7

   Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

   Item 3. Quantitative and Qualitative Disclosures About Market Risks      15


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                               15

   Item 6.  Exhibits and Reports on Form 8-K                                15

         Signatures                                                         16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                 June 30, 2001                 March 31, 2001
                                                            ------------------------       ----------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                 $                    494       $               90,481
Funds held in escrow disbursement account                                  259,700                      256,649
Investments in limited
 Partnerships, net (Note 2)                                             17,204,842                   17,555,917
Other assets                                                                18,822                       18,822
                                                            ------------------------       ----------------------

                                                          $             17,483,858       $           17,921,869
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)               $                229,030       $              229,030
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                  84,466                       66,298
                                                            ------------------------       ----------------------

    Total liabilities                                                      313,496                      295,328
                                                            ------------------------       ----------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                          (77,389)                     (72,827)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)                                 17,247,751                   17,699,368
                                                            ------------------------       ----------------------

    Total partners' equity                                              17,170,362                   17,626,541
                                                            ------------------------       ----------------------

                                                          $             17,483,858       $           17,921,869
                                                            ========================       ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                            2001                                2000
                                                            Three                               Three
                                                           Months                              Months
                                                  --------------------------          --------------------------

   Interest income                              $                      608          $                    4,074
                                                  --------------------------          --------------------------

   Operating expenses:
     Amortization (Note 2)                                          16,134                              16,134
     Asset management fees (Note 3)                                 17,517                              17,258
     Other                                                          13,695                              11,238
                                                  --------------------------          --------------------------

       Total operating expenses                                     47,346                              44,630
                                                  --------------------------          --------------------------

   Loss from operations                                            (46,738)                            (40,556)

   Equity in losses of
    limited partnerships (Note 2)                                 (409,441)                           (350,220)
                                                  --------------------------          --------------------------

   Net loss                                     $                 (456,179)         $                 (390,776)
                                                  ==========================          ==========================

   Net loss allocated to:
     General Partner                            $                   (4,562)         $                   (3,908)
                                                  ==========================          ==========================

     Limited Partners                           $                 (451,617)         $                 (386,868)
                                                  ==========================          ==========================

   Net loss per weighted limited
     partner unit                               $                      (18)         $                      (16)
                                                  ==========================          ==========================

   Outstanding weighted limited
     partner units                                                  25,000                              25,000
                                                  ==========================          ==========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2001
                                   (unaudited)



                                                         General               Limited
                                                         Partner              Partners               Total
                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at  March 31, 2001      $         (72,827)   $      17,699,368    $       17,626,541

Net loss for the three months ended
  June 30, 2001                                               (4,562)            (451,617)             (456,179)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at June 30, 2001        $         (77,389)   $      17,247,751    $       17,170,362
                                                     =================    =================    ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000
                                   (unaudited)

                                                                                  2001                  2000
                                                                           -------------------    ------------------
Cash flows from operating activities:
   Net loss                                                              $          (456,179)   $         (390,776)
Adjustment to reconcile net loss to net cash used in operating activities:
   Amortization                                                                       16,134                16,134
   Equity in losses of limited partnerships                                          409,441               350,220
   Change in other assets                                                            (33,000)                     -
   Change in accrued fees and expenses due to General Partner
    and affiliates                                                                    48,117               (66,936)
                                                                           -------------------    ------------------
Net cash used in operating activities                                                (15,487)              (91,358)
                                                                           -------------------    ------------------

Cash flows from investing activities:
   Investments in limited partnerships                                               (84,500)                     -
   Distributions from limited partnerships                                            10,000                13,000
                                                                           -------------------    ------------------
Net cash provided by (used in) investing activities                                  (74,500)               13,000
                                                                           -------------------    ------------------


Net decrease in cash and cash equivalents                                            (89,987)              (78,358)

Cash and cash equivalents, beginning of period                                        90,481               574,137
                                                                           -------------------    ------------------
Cash and cash equivalents, end of period                                 $               494    $          495,779
                                                                           ===================    ==================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Taxes paid                                                               $               800    $              800
                                                                           ===================    ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"); a California limited partnership. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

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

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 and $3,357,441 as of June 30, 2000 and March 31, 2000, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2001 and March 31, 2001, the Partnership had cash equivalents of $0 and $90,481, respectively. Of these amounts, $0 and $75,000 consisted of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk

At June 30, 2001 and March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2001 and March 31, 2001, the Partnership has acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                                   For the                    For the
                                                              Three Months Ended             Year Ended
                                                                June 30, 2001              March 31, 2001
                                                            -----------------------    -----------------------


Investments  in  limited  partnerships,
  beginning  of period                                    $            17,555,917    $            19,293,654
Capital contributions  paid                                                84,500                    130,681
Capitalized acquisition fees and costs                                          -                          -
Equity in losses of limited partnerships                                 (409,441)                (1,803,882)
Distributions received from limited partnerships                          (10,000)                          -
Amortization of capitalized acquisition fees and costs                    (16,134)                   (64,536)
                                                            -----------------------    -----------------------

Investments in limited partnerships, end of period        $            17,204,842    $            17,555,917
                                                            =======================    =======================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2001 and 2000 from the combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                    2001                  2000
                                                             -------------------    ------------------

Revenues                                                  $            554,000    $          497,000
                                                             -------------------    ------------------

Expenses:
  Operating expenses                                                   464,000               456,000
  Interest expense                                                     196,000               215,000
  Depreciation and amortization                                        305,000               180,000
                                                             -------------------    ------------------

Total expenses                                                         965,000               851,000
                                                             -------------------    ------------------

Net loss                                                  $           (411,000)   $         (354,000)
                                                             ===================    ==================

Net loss allocable to the Partnership                     $           (409,000)   $         (350,000)
                                                             ===================   ==================

Net loss recorded by the Partnership                      $           (409,000)   $         (350,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $17,517 and $17,258 were incurred for the three months ended June 30, 2001 and 2000, respectively, of which $16,795 and $0 was paid during the three months ended June 30, 2001 and 2000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              For the Quarter Ended
                                  June 30, 2001
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued

Accrued fees and expenses due to the General Partner and affiliates consist of the following:

                                                                  June 30, 2001               March 31, 2001
                                                              -----------------------       -------------------

       Advances from WNC                                   $                  22,800     $               9,134
       Asset management fee payable                                           24,886                    24,164
       Other                                                                  36,780                    33,000
                                                              -----------------------       -------------------

         Total                                             $                  84,466     $              66,298
                                                              =======================       ===================

The Partnership currently has insufficient working capital to fund its operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through at least June 30, 2002.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the fiscal quarters ended June 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2001 consisted primarily of $494 in cash and cash equivalents, $260,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $17,204,842 and $19,000 in other assets. Liabilities at June 30, 2001 primarily consisted of $229,000 due to Local Limited Partnerships, $25,000 in annual asset management fees, $23,000 in advances and other payables due to the General Partner or affiliates, and $37,000 in other liability.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000. The Partnership's net loss for the three months ended June 30, 2001 was $(456,000), reflecting an increase of $(65,000) from the $(391,000) net loss experienced for the three months ended June 30, 2000. The change is due to an increase in equity in losses of Local Limited Partnerships of $59,000 from $(350,000) to $(409,000) for the three months ended June 30, 2000 and 2001, respectively, a $3,000 decrease in interest income from $4,000 to $600 for the three months ended June 30, 2000 and 2000, respectively, and an increase in other operating expenses of $3,000 from $11,000 to $14,000 for the three months ended June 30, 2000 and 2001, respectively.

Cash Flows

Three months Ended June 30, 2001 Compared to Three months Ended June 30, 2000. Net cash used increased by $(12,000) to $(90,000) during the three months ended June 30, 2001 from $(78,000) for the three months ended June 30, 2000. The increase in net cash used is due primarily to $85,000 investment to Mansur Wood in June 2001. In addition, there was a $3,000 decrease in distribution from limited partnership to $10,000 for the three months ended June 30, 2001 from $13,000 for the three months ended June 30, 2000. The increases in net cash used were offset by $(76,000) decrease in net cash used by operating activities, to $(15,000) for the three months ended June 30, 2001 from $(91,000) for the three months ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

During the three months ended June 30, 2001 accrued fees and expenses increased by $18,000 and consist primarily of related party management fees and advances due to the General Partner. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the partnership through at least January 30, 2002.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner





By:  /s/Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President - Chief Operating Officer
WNC & Associates, Inc.

Date: August 16, 2001





By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: August 16, 2001