Form 10-Q
period 2001-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2001-12-11
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2001



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           September 30, 2001 and March 31, 2001                               3

         Statements of Operations
           For the Three and Six months Ended September 30, 2001 and 2000      4

         Statement of Partners' Equity (Deficit)
           For the Six months Ended September 30, 2001                         5

         Statements of Cash Flows
           For the Six months Ended September 30, 2001 and 2000                6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                              September 30, 2001              March 31, 2001
                                                            ------------------------       ----------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                 $                    231       $               90,481
Funds held in escrow disbursement account                                  262,822                      256,649
Investments in limited
 Partnerships, net (Note 2)                                             16,779,267                   17,555,917
Other assets                                                                18,822                       18,822
                                                            ------------------------       ----------------------

                                                          $             17,061,142       $           17,921,869
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)               $                229,030       $              229,030
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                 161,067                       66,298
                                                            ------------------------       ----------------------

    Total liabilities                                                      390,097                      295,328
                                                            ------------------------       ----------------------

Commitments and contingencies (Note 6)

Partners' equity (deficit):
  General Partner                                                          (82,382)                     (72,827)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)                                 16,753,427                   17,699,368
                                                            ------------------------       ----------------------

    Total partners' equity                                              16,671,045                   17,626,541
                                                            ------------------------       ----------------------

                                                          $             17,061,142       $           17,921,869
                                                            ========================       ======================



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                           2001                                        2000
                                          ---------------------------------------    -----------------------------------------
                                               Three                  Six                 Three                    Six
                                               Months                Months               Months                 Months
                                          -----------------     -----------------    -----------------      ------------------

Interest income                         $               3     $             611    $           5,895      $            9,969
                                          -----------------     -----------------    -----------------      ------------------

Operating expenses:
  Amortization (Note 2)                            16,134                32,268               16,134                  32,268
  Asset management fees (Note 3)                   17,517                35,034               17,117                  34,375
  Legal and accounting fees                        14,042                21,391                4,770                  12,375
  Other                                            42,186                48,532               32,435                  36,068
                                          -----------------     -----------------    -----------------      ------------------

    Total operating expenses                       89,879               137,225               70,456                 115,086
                                          -----------------     -----------------    -----------------      ------------------

Loss from operations                              (89,876)             (136,614)             (64,561)               (105,117)

Equity in losses of
 limited partnerships (Note 2)                   (409,441)             (818,882)            (369,763)               (719,983)
                                          -----------------     -----------------    -----------------      ------------------

Net loss                                $        (499,317)    $        (955,496)   $        (434,324)     $         (825,100)
                                          =================     =================    =================      ==================

Net loss allocated to:
  General Partner                       $          (4,993)    $          (9,555)   $          (4,343)     $           (8,251)
                                          =================     =================    =================      ==================

  Limited Partners                      $        (494,324)    $        (945,941)   $        (429,981)     $         (816,849)
                                          =================     =================    =================      ==================

Net loss per weighted limited
  partner unit                          $             (20)    $             (38)   $             (17)     $              (33)
                                          =================     =================    =================      ==================

Outstanding weighted limited
  partner units                                    25,000                25,000               25,000                  25,000
                                          =================     =================    =================      ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2001
                                   (unaudited)


                                                         General               Limited
                                                         Partner              Partners               Total
                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at March 31, 2001       $         (72,827)   $      17,699,368    $       17,626,541

Net loss for the six months ended
  September 30, 2001                                          (9,555)            (945,941)             (955,496)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at September 30, 2001   $         (82,382)   $      16,753,427    $       16,671,045
                                                     =================    =================    ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000
                                   (unaudited)

                                                                               2001                    2000
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $          (955,496)    $           (825,100)
Adjustment to reconcile net loss to net cash used in operating activities:
   Amortization                                                                    32,268                   32,268
   Equity in losses of limited partnerships                                       818,882                  719,983
   Change in other assets                                                         (33,000)                  (6,498)
   Change in accrued fees and expenses due to General Partner
    and affiliates                                                                121,596                  (84,839)
                                                                        -------------------     --------------------
Net cash used in operating activities                                             (15,750)                (164,186)
                                                                        -------------------     --------------------

Cash flows from investing activities:
   Investments in limited partnerships                                            (84,500)                 (43,177)
   Increase in funds held in escrow                                                     -                    6,498
   Sale of marketable securities                                                        -                   50,073
   Distributions from limited partnerships                                         10,000                   13,000
                                                                        -------------------     --------------------
Net cash (used in) provided by investing activities                               (74,500)                  26,394
                                                                        -------------------     --------------------

Net decrease in cash and cash equivalents                                         (90,250)                (137,792)

Cash and cash equivalents, beginning of period                                     90,481                  574,137
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $               231     $            436,345
                                                                        ===================     ====================
Supplemental Disclosure of Cash Flow Information
       Taxes paid                                                     $               800     $                800
                                                                        ===================     ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of September 30, 2001 and March 31, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2001 and March 31, 2001, the Partnership had cash equivalents of $0 and $50,000, respectively. Of these amounts, $0 and $50,000 consisted of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk
----------------------------

At September 30, 2001 and March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Weighted Limited Partner Unit
------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2001 and March 31, 2001, the Partnership has acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions required approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                             For the Six Months          For the Year
                                                                    Ended                    Ended
                                                             September 30, 2001         March 31, 2001
                                                            ----------------------     ------------------
Investments  in  limited  partnerships,
  beginning  of period                                    $           17,555,917     $       19,293,654
Capital contributions  paid, net                                          84,500                130,681
Equity in losses of limited partnerships                                (818,882)            (1,803,882)
Distributions received from limited partnerships                         (10,000)                     -
Amortization of capitalized acquisition fees and costs                   (32,268)               (64,536)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           16,779,267     $       17,555,917
                                                            ======================     ==================


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2001 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                    2001                  2000
                                                             -------------------    ------------------

Revenues                                                  $          1,108,000    $        1,079,000
                                                             -------------------    ------------------

Expenses:
  Operating expenses                                                   929,000               850,000
  Interest expense                                                     391,000               423,000
  Depreciation and amortization                                        610,000               534,000
                                                             -------------------    ------------------

Total expenses                                                       1,930,000             1,807,000
                                                             -------------------    ------------------

Net loss                                                  $           (822,000)   $         (728,000)
                                                             ===================    ==================

Net loss allocable to the Partnership                     $           (818,000)   $         (720,000)
                                                             ===================
                                                                                    ==================
                                                          $           (818,000)   $         (720,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

     (a) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $35,034 and $34,375 were incurred for the six months ended September 30, 2001 and 2000, respectively, of which $16,795 and $27,992 was paid during the six months ended September 30, 2001 and 2000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Six Months Ended
                               September 30, 2001
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                September 30, 2001           March 31, 2001
                                                              -----------------------       ------------------

       Advances from WNC                                   $                 112,491     $             42,134
       Asset management fee payable                                           42,403                   24,164
       Others                                                                  6,173                        -
                                                              -----------------------       ------------------

         Total                                             $                 161,067     $             66,298
                                                              =======================       ==================

The Partnership currently has insufficient working capital to fund operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the partnership through at least November 30, 2002.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

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

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes has been recorded in the financial statements, as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership has a 99% limited partnership investment in El Reno L.P. WNC identified a potential problem with the General Partner of El Reno in regards to alleged contractual contributions not being made to the entity. The General Partner has since withdrawn from the position and WNC has commenced legal action against the former General Partner for failing to make contributions to the entity. The suit is currently pending. WNC now controls the Local Limited Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the fiscal quarters ended September 30, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at September 30, 2001 consisted primarily of $231 in cash, $263,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $16,779,000 and $19,000 in other assets. Liabilities at September 30, 2001 primarily consisted of $229,000 due to Local Limited Partnerships, $42,000 in annual asset management fees, $113,000 in advances and other payables due to the General Partner or affiliates, and $6,000 in other liability.

Results of Operations
---------------------

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. The Partnership's net loss for the three months ended September 30, 2001 was $(499,000), reflecting an increase of $65,000 from the $(434,000) net loss for the three months ended September 30, 2000. The change was due to an increase in equity in losses of Local Limited Partnerships of $39,000 from $(370,000) for the three months ended September 30, 2000 to $(409,000) for the three months ended September 30, 2001. In addition, loss from operations increased by $25,000 from $(65,000) for the three months ended September 30, 2000 to $(90,000) for the three months ended September 30, 2001. The $25,000 increase in loss from operations was due to an increase in El Reno write off of $10,000 included in other expenses, an increase in accounting fees of $10,000, and a decrease in interest income of $5,000 during the three months ended September 30, 2001.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000. The Partnership's net loss for the six months ended September 30, 2001 was $(955,000), reflecting an increase of $130,000 from the $(825,000) net loss for the six months ended September 30, 2000. The change was due to an increase in equity in losses of Local Limited Partnerships of $99,000 from $(720,000) to $(819,000) for the six months ended September 30, 2000 and 2001, respectively. In addition, loss from operations increased by $31,000 from $(105,000) for the six months ended September 30, 2000 to $(136,000) for the six months ended September 30, 2000. The $31,000 increase in loss from operations was due to an increase in accounting fees of $9,000, a decrease in interest income of $9,000, and an increase in other expenses of approximately $13,000 including a $10,000 increase in El Reno write off during the six months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows
----------

Six months Ended September 30, 2001 Compared to Six months Ended September 30, 2000. Net decrease in cash during the six months ended September 30, 2001 was $(90,000) compared to net cash decrease for the six months ended September 30,2000 of $(138,000) reflecting a decrease of $(48,000). The decrease in net cash used is due primarily to $(148,000) decreased in net cash used by operating activities, to $16,000 for the six months ended September 30, 2001 from $164,000 for the six months ended September 30, 2000, offset by an approximate $100,000 decrease in net cash provided by investing activities of $26,000 from the six months ended September 30, 2000 to $(74,000) cash used in investing activities for the six months ended September 30, 2001. This decrease was due primarily to the $85,000 investment in Mansur Wood in June 2001.

During the six months ended September 30, 2001 accrued fees and expenses increased by $122,000 and consist primarily of related party management fees and advances due to the General Partner. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the partnership through at least November 30, 2002.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          None.

Part II.  Other Information

Item 1.   Legal Proceedings

          Legal Proceeding against General Partner of El Reno.

Item 6.   Exhibits and Reports on Form 8-K

         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5 and Series 6

By:   WNC & Associates, Inc.        General Partner





By:  /s/Wilfred N. Cooper, Jr.
Wilfred N. CooperJr.
President - Chief Operating Officer of WNC & Associates, Inc.


Date: November 30, 2001





By:  /s/ Thomas J. Riha
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.


Date: November 30, 2001