Form 10-Q
period 2001-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2002-02-14
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                               INDEX TO FORM 10-Q

              For the Three and Nine Months Ended December 31, 2001







PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           December 31, 2001 and March 31, 2001                                3

         Statements of Operations
           For the Three and Nine Months Ended December 31, 2001 and 2000      4

         Statement of Partners' Equity (Deficit)
           For the Nine Months Ended December 31, 2001                         5

         Statements of Cash Flows
           For the Nine Months Ended December 31, 2001 and 2000                6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           16

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                               December 31, 2001              March 31, 2001
                                                            ------------------------       ----------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                 $                  7,386       $               90,481
Funds held in escrow disbursement account                                  202,421                      256,649
Investments in limited partnerships, net (Note 2)                       16,354,673                   17,555,917
Other assets                                                                21,060                       18,822
                                                            ------------------------       ----------------------
                                                          $             16,585,540       $           17,921,869
                                                            ========================       ======================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)               $                229,030       $              229,030
   Escrow interest Payable                                                   8,594                            -
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                 141,048                       66,298
                                                            ------------------------       ----------------------
    Total liabilities                                                      378,672                      295,328
                                                            ------------------------       ----------------------
Commitments and contingencies (Note 6)

Partners' equity (deficit):
  General Partner                                                          (87,024)                     (72,827)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)                                 16,293,892                   17,699,368
                                                            ------------------------       ----------------------
    Total partners' equity                                              16,206,868                   17,626,541
                                                            ------------------------       ----------------------
                                                          $             16,585,540       $           17,921,869
                                                            ========================       ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                           2001                                        2000
                                          ---------------------------------------    -----------------------------------------
                                               Three                  Nine                Three                   Nine
                                               Months                Months               Months                 Months
                                          -----------------     -----------------    -----------------      ------------------

Interest income                         $             104     $             715    $           2,976      $           12,945
                                          -----------------     -----------------    -----------------      ------------------
Operating expenses:
  Amortization (Note 2)                            16,134                48,402               16,134                  48,402
  Asset management fees (Note 3)                   17,517                52,551               17,188                  51,563
  Legal and accounting fees                         9,956                31,347               17,427                  29,802
  Other                                            12,214                60,746               96,585                 132,653
                                          -----------------     -----------------    -----------------      ------------------

    Total operating expenses                       55,821               193,046              147,334                 262,420
                                          -----------------     -----------------    -----------------      ------------------
Loss from operations                              (55,717)             (192,331)            (144,358)               (249,475)

Equity in losses of
 limited partnerships (Note 2)                   (408,460)           (1,227,342)            (310,929)             (1,030,912)
                                          -----------------     -----------------    -----------------      ------------------
Net loss                                $        (464,177)    $      (1,419,673)   $        (455,287)     $       (1,280,387)
                                          =================     =================    =================      ==================
Net loss allocated to:
  General Partner                       $          (4,642)    $         (14,197)   $          (4,553)     $          (12,804)
                                          =================     =================    =================      ==================
  Limited Partners                      $        (459,535)    $      (1,405,476)   $        (450,734)     $       (1,267,583)
                                          =================     =================    =================      ==================
Net loss per weighted limited
  partner unit                          $             (19)    $             (57)   $             (18)     $              (51)
                                          =================     =================    =================      ==================
Outstanding weighted limited
  partner units                                    25,000                25,000               25,000                  25,000
                                          =================     =================    =================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2001
                                   (unaudited)

                                                         General               Limited
                                                         Partner              Partners               Total
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at March 31, 2001       $         (72,827)   $      17,699,368    $       17,626,541

Net loss for the nine months ended
  December 31, 2001                                          (14,197)          (1,405,476)            (1,419,673)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at December 31, 2001    $         (87,024)   $      16,293,892    $       16,206,868
                                                     =================    =================    ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000
                                   (unaudited)

                                                                               2001                    2000
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $        (1,419,673)    $         (1,280,387)
Adjustment to reconcile net loss to
   net cash used in operating activities:
   Amortization                                                                    48,402                   48,402
   Equity in losses of limited partnerships                                     1,227,342                1,030,912
   Other assets                                                                    (2,238)                     (13)
   Accrued fees and expenses due to General Partner
    and affiliates                                                                 74,750                  (83,318)
                                                                        -------------------     --------------------
Net cash used in operating activities                                             (71,417)                (284,404)
                                                                        -------------------     --------------------
Cash flows from investing activities:
   Investments in limited partnerships                                            (84,500)                (173,858)
   Decrease (increase) in funds held in escrow, net of interest
     payable                                                                       62,822                   (9,913)
   Sale of marketable securities                                                        -                   50,073
   Distributions from limited partnerships                                         10,000                   13,000
                                                                        -------------------     --------------------
Net cash used in investing activities                                             (11,678)                (120,698)
                                                                        -------------------     --------------------


Net decrease in cash and cash equivalents                                         (83,095)                (405,102)

Cash and cash equivalents, beginning of period                                     90,481                  574,137
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $             7,386     $            169,035
                                                                        ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Taxes paid                                                     $               800     $                800
                                                                        ===================     ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 is not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

The general partner is WNC Tax Credit Partners, IV, L.P. (the "General Partner"), and a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 93.65% of the outstanding stock of WNC. Wilfred
N. Cooper, Jr., President of WNC, owns 3.01% of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC as neither the General Partner nor the Partnership has employees of their own.

The Partnership shall continue in full force and effect until December 31, 2052, unless terminated prior to that date, pursuant to the partnership agreement or law.

The partnership agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded on July 9, 1998 at which time 25,000 Units representing subscriptions in the amount of $24,918,175, net of discount of $54,595 for volume purchases and $27,230 for dealer discounts, had been accepted. The General Partner has a 1-% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of December 31, 2001 and March 31, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2001 and March 31, 2001, the Partnership had cash equivalents of $0 and $50,000, respectively. Of these amounts, $0 and $50,000 consisted of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 days or less maturities.

Concentration of Credit Risk
----------------------------

At December 31, 2001 and March 31, 2001, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three and nine months ended December 31, 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2001 and March 31, 2001, the Partnership has acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions required approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2001, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                             For the Nine months         For the Year
                                                                    Ended                    Ended
                                                              December 31, 2001         March 31, 2001
                                                            ----------------------     ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           17,555,917     $       19,293,654
Capital contributions  paid, net                                          84,500                130,681
Equity in losses of limited partnerships                              (1,227,342)            (1,803,882)
Distributions received from limited partnerships                         (10,000)                     -
Amortization of capitalized acquisition fees and costs                   (48,402)               (64,536)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           16,354,673     $       17,555,917
                                                            ======================     ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2001 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                                                    2001                  2000
                                                             -------------------    ------------------
Revenues                                                  $          1,662,000    $        1,647,000
                                                             -------------------    ------------------
Expenses:
  Operating expenses                                                 1,393,000             1,235,000
  Interest expense                                                     587,000               627,000
  Depreciation and amortization                                        915,000               828,000
                                                             -------------------    ------------------
Total expenses                                                       2,895,000             2,690,000
                                                             -------------------    ------------------
Net loss                                                  $         (1,233,000)   $       (1,043,000)
                                                             ===================    ==================
Net loss allocable to the Partnership                     $         (1,227,000)   $       (1,031,000)
                                                             ===================    ==================
Net loss recorded by the Partnership                      $         (1,227,000)   $       (1,031,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $52,551 and $51,563 were incurred for the nine months ended December 31, 2001 and 2000, respectively, of which $16,795 and $50,385 was paid during the nine months ended December 31, 2001 and 2000, respectively.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Three and Nine Months Ended
                                December 31, 2001
                                   (unaudited)



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:

                                                                December 31, 2001            March 31, 2001
                                                              -----------------------       ------------------

       Advances from WNC                                   $                  24,399     $             42,134
       Asset management fee payable                                           59,920                   24,164
       Others                                                                 56,729                        -
                                                              -----------------------       ------------------
         Total                                             $                 141,048     $             66,298
                                                              =======================       ==================


The Partnership currently has insufficient working capital to fund operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the partnership through at least February 11, 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the fiscal quarters ended December 31, 2001 and 2000, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2001 consisted primarily of $7,000 in cash, $202,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $16,355,000 and $21,000 in other assets. Liabilities at December 31, 2001 primarily consisted of $229,000 due to Local Limited
Partnerships, $60,000 in annual asset management fees, $81,000 in advances and other payables due to the General Partner or affiliates, and $9,000 in escrow interest payable.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000. The Partnership's net loss for the three months ended December 31, 2001 was $(464,000), reflecting an increase of $(9,000) from the $(455,000) net loss for the three months ended December 31, 2000. The change was due to an increase in equity in losses of Local Limited Partnerships of $97,000 from $(311,000) for the three months ended December 31, 2000 to $(408,000) for the three months ended December 31, 2001. The increase is offset by the decrease in loss from operations by $88,000 from $(144,000) for the three months ended December 31, 2000 to $(56,000) for the three months ended December 31, 2001. The $88,000 decrease in loss from operations was due to the write off of advances to two Limited Partnerships of $96,000 during the three months ended December 31, 2000 compared to $12,000 for the three months ended December 31, 2001 as well as a $7,000 reduction in legal and accounting fees offset by a reduction in interest income of $3,000 from $3,000 for three months ended December 31, 2000 compared to $0 for the three months ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000. The Partnership's net loss for the nine months ended December 31, 2001 was $(1,420,000), reflecting an increase of $140,000 from the $(1,280,000) net loss for the nine months ended December 31, 2000. The change was due to an increase in equity in losses of Local Limited Partnerships of $196,000 from $(1,031,000) to $(1,227,000) for the nine months ended December 31, 2000 and 2001, respectively. The increase is offset by the decrease in loss from operations by $57,000 from $(249,000) for the nine months ended December 31, 2000 to $(192,000) for the nine months ended December 31, 2001. The $57,000 decrease in loss from operations was primarily due to a decrease in other expenses of approximately $72,000 including a $84,000 decrease in write off of advances to two limited partnerships during the nine months ended December 31, 2001 as compared to December 31, 2000 offset by a decrease in interest income of $11,000.


Cash Flows

Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000. Net decrease in cash during the nine months ended December 31, 2001 was $(83,000) compared to net cash decrease for the nine months ended December 31,2000 of $(405,000) reflecting a decrease of $(322,000). The decrease in net cash used is due primarily to $(213,000) decrease in net cash used by operating activities, to $71,000 for the nine months ended December 31, 2001 from $284,000 for the nine months ended December 31, 2000. In addition, there was an approximately $109,000 decrease in net cash used by investing activities of $(121,000) from the nine months ended December 31, 2000 to $(12,000) cash used in investing activities for the nine months ended December 31, 2001. The decrease in net cash used by operating activities is offset by a decrease in cash used in financing activities by $10,000 due to an advance to Mansur Wood by December 31, 2001.

During the nine months ended December 31, 2001 accrued fees and expenses increased by $74,000 and consist primarily of related party management fees and advances due to the General Partner. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership currently has insufficient working capital to fund operations. WNC has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the partnership through at least February 11, 2003.

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

Date:  February 12, 2002





By:  /s/ Thomas J. Riha
Thomas J. Riha, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date:  February 12, 2002