Form 10-K
period 2002-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2002-08-19
CIK 1036500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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
Yes          No     X
    --------    ------------

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The president and chairman own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2002, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates and for the periods indicated:


                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Apartment                             Apartment Developers,
Housing of             Theodore,      Inc. and Thomas H.
Theodore               Alabama        Cooksey             $ 1,188,000   $ 1,188,000         40      98%    $ 2,015,000   $ 1,140,000

Austin Gateway,        Austin,        Gary L.
Ltd.                   Texas          Kersch                  131,000       131,000         10     100%        157,000       388,000

Bradley Villas
Limited                Bradley,
Partnership            Arkansas       Horizon Bank            501,000       501,000         20      90%        628,000       520,000

Chillicothe Plaza      Chillicothe,   MBL Development Co.
Apts.L.P.              Missouri                               972,000       972,000         28     100%      1,555,000       727,000

Concord Apartment      Orlando,       New Communities, LLC,
Partners, L.P.         Florida        a Colorado limited
                                      liability Company       470,000       470,000         26      92%        782,000       281,000

El Reno Housing        El Reno,       Cowen Properties, Inc.,
Associates Limited     Oklahoma       an Oklahoma Corporation
Partnership                                                 3,040,000     2,836,000        100      93%      4,407,000     2,367,000

Enhance, L.P.          Baton Rouge,   Olsen Securities Corp.
                       Louisiana                              620,000       620,000         23      96%        867,000       636,000

Hillcrest              Marshalltown,  WNC & Associates
Heights, L.P.          Iowa                                   609,000       609,000         32      88%        681,000       574,000

Hughes Villas          Hughes,        Billy Wayne Bunn
Limited Partnership    Arkansas                               182,000       182,000         20      95%        337,000       758,000

                                                         -------------------------   -----------------------------------------------
                                                            As of March 31, 2002               As of December 31, 2001
                                                         -------------------------   -----------------------------------------------
                                                           Partnership's                                    Estimated   Encumbrances
                                                          Total Investment   Amount of                      Low Income      of Local
                                   General Partner         In Local Limited  Investment  Number              Housing        Limited
 Partnership Name      Location        Name                Partnerships    Paid to Date  Of Units Occupancy  Credits    Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mansur Wood Living     Carbon Cliff,  Elderly Living
Center, L.P.           Illinois       Development, Inc.     6,446,000     6,446,000        115      90%      8,956,000             *

Mark Twain Senior      Oakland,       Thomas P. Lam and
Community Limited      California     Marilyn S. Lam
Partnership                                                   740,000       715,000        106      99%      1,145,000     1,433,000

Murfreesboro Villas                   Murfreesboro Industrial
Limited                Murfreesboro,  Development
Partnership            Arkansas       Corporation             685,000       685,000         24      50%        130,000       634,000

Spring Valley Terrace  Mayer,         Spring Valley Terrace,
Apartments, LLC        Arizona        Inc.                    716,000       716,000         20      75%        590,000       722,000

United                                Harold E. Buehler, Sr.
Development            Memphis,       and Jo Ellen
Co.,L.P. - 97.1        Tennessee      Buehler               1,845,000     1,845,000         40     100%      2,693,000       885,000

United                                Harold E. Buehler, Sr.
Development Co.,       Memphis,       and Jo Ellen
L.P. - 97.2            Tennessee      Buehler                 743,000       743,000         20     100%      1,061,000       371,000
                                                         ------------  ------------        ---     ----   ------------  ------------
                                                         $ 18,888,000  $ 18,659,000        624      91%   $ 26,004,000  $ 11,436,000
                                                         ============  ============        ===      ===   ============  ============

* Results of Mansur Wood Living Center, L.P. have not been audited and have thus been excluded. See Note 2 to the financial statements and report of independent certified public accountants.

                                                --------------------------------------------------------------------
                                                               For the year ended December 31, 2001
                                                --------------------------------------------------------------------
                                                                        Net Income (loss)     Low Income Housing
               Partnership Name                      Rental Income                             Credits Allocated
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore                                 $ 142,000        $ (64,000)                    98.99%

Austin Gateway, Ltd.                                             71,000          (21,000)                    99.98%

Bradley Villas Limited Partnership                               59,000          (25,000)                    99.00%

Chillicothe Plaza Apts. L.P.                                     96,000          (19,000)                    99.97%

Concord Apartment Partners, L.P.                                100,000          (29,000)                    99.98%

El Reno Housing Associates Limited Partnership                  364,000         (369,000)                    99.98%

Enhance, L.P.                                                    89,000          (78,000)                    99.98%

Hillcrest Heights, L.P.                                         151,000          (50,000)                    99.99%

Hughes Villas Limited Partnership                                85,000          (20,000)                    99.00%

Mansur Wood Living Center, L.P.                                       *                 *                    99.98%

Mark Twain Senior Community Limited Partnership                 531,000          (57,000)                    98.99%

Murfreesboro Villas Limited Partnership                          53,000          (46,000)                    99.00%

Spring Valley Terrace Apartments, LLC                            58,000          (42,000)                    99.98%

United Development Co., L.P. - 97.1                             287,000          (75,000)                    99.98%

United Development Co., L.P. - 97.2                             109,000          (27,000)                    99.98%
                                                            -----------        ----------
                                                            $ 2,195,000        $(922,000)
                                                            ===========        ==========

* Results of Mansur Wood Living Center, L.P. have not been audited and have thus been excluded. See Note 2 to the financial statements and report of independent certified public accountants.

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

(b)  At March 31, 2002, there were 1,394 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                       March 31                                       December 31
                             -------------------------------------------------------------    -----------------------------
                                2002            2001            2000             1999            1998             1997
                             ------------    ------------    ------------     ------------    ------------    -------------
ASSETS

Cash and cash equivalents  $       1,288   $      90,481   $     574,137    $   3,103,129   $   3,521,888   $    4,889,574
Funds held in escrow
  disbursement account           204,125         256,649         243,595        4,834,997       5,505,543          608,850
Marketable securities                  -               -          50,073                -               -                -
Subscriptions and notes
  receivable                           -               -               -           38,600         879,800          631,885
Investments in limited
  partnerships, net           16,200,256      17,555,917      19,293,654       19,968,445      19,927,953        2,398,460
Loans receivable                       -               -               -                -               -          878,894
Other assets                      11,113          18,822          23,798           30,814          68,482            5,042
                             ------------    ------------    ------------     ------------    ------------    -------------
                           $  16,416,782   $  17,921,869   $  20,185,257    $  27,975,985   $  29,903,666   $    9,412,705
                             ============    ============    ============     ============    ============    =============
LIABILITIES

Payables to limited
partnerships               $     229,030   $     229,030   $     272,207    $   6,131,391   $   8,051,777   $      860,671
Accrued fees and expenses
  due to general partner
  and affiliates                 169,478          66,298         123,718          159,973          97,387          361,900
                             ------------    ------------    ------------     ------------    ------------    -------------
                                 398,508         295,328         395,925        6,291,364       8,149,164        1,222,571
                             ------------    ------------    ------------     ------------    ------------    -------------
PARTNERS' EQUITY              16,018,274      17,626,541      19,789,332       21,684,621      21,754,502        8,190,134
                             ------------    ------------    ------------     ------------    ------------    -------------
                           $  16,416,782   $  17,921,869   $  20,185,257    $  27,975,985   $  29,903,666   $    9,412,705
                             ============    ============    ============     ============    ============    =============

Selected results of operations, cash flows, and other information for the Partnership is as follows for the periods indicated:

                                                                                                                 For the
                                                                                                                 Period
                                                                                                                August 29,
                                                                                                                1997 (date
                                                                                                                operations
                                                                              For the Months    For the Year     commenced)
                                         For the Years Ended                  Months Ended        Ended          through
                                               March 31                         March 31        December 31     December 31
                             ---------------------------------------------    --------------   --------------   ------------
                                2002            2001             2000             1999             1998            1997
                             ------------    ------------    -------------    --------------   --------------   ------------
(Loss) income from
  operations               $    (242,642)   $   (358,909) $      (458,580) $        (21,156)  $      164,828  $         (87)
Realized loss -
  marketable securities                -               -         (188,483)                -                -              -
Equity in (losses)
  income of limited
  partnerships                (1,365,625)     (1,803,882)      (1,139,225)          (22,000)        (110,194)         2,395
                             ------------    ------------    -------------    --------------   --------------   ------------
Net (loss) income          $  (1,608,267)   $ (2,162,791) $    (1,786,288) $        (43,156)  $       54,634  $       2,308
                             ============    ============    =============    ==============   ==============   ============
Net (loss) income
  allocated to:
  General Partner          $     (16,083)   $    (21,628) $       (17,863) $           (431)  $          546  $          23
                             ============    ============    =============    ==============   ==============   ============
  Limited Partners         $  (1,592,184)   $ (2,141,163) $    (1,768,425) $        (42,725)  $       54,088  $       2,285
                             ============    ============    =============    ==============   ==============   ============
Net (loss) income per
  limited partner unit     $      (63.69)   $     (85.65) $        (70.74) $          (1.71)  $         2.57  $        1.13
                             ============    ============    =============    ==============   ==============   ============
Outstanding weighted
  limited partner units           25,000          25,000           25,000            25,000           21,008          2,029
                             ============    ============    =============    ==============   ==============   ============

                                                                                                                 For the
                                                                                                                 Period
                                                                                                                August 29,
                                                                                                                1997 (date
                                                                                                                operations
                                                                              For the Months    For the Year     commenced)
                                         For the Years Ended                  Months Ended        Ended          through
                                               March 31                         March 31        December 31     December 31
                             ---------------------------------------------    --------------   --------------   ------------
                                2002            2001             2000             1999             1998            1997
                             ------------    ------------    -------------    --------------   --------------   ------------
Net cash provided by
  (used in):
  Operating activities    $     (17,046)  $      (59,867) $      (209,600)  $        15,016  $     (115,775) $         1,839
  Investing activities          (72,147)        (423,789)      (2,248,991)       (1,248,250)    (14,513,730)      (2,962,516)
  Financing activities                -                -          (70,401)          814,475      13,261,819        7,850,251
                            ------------    -------------   --------------    --------------   -------------   --------------
Net change in cash and
  cash equivalents              (89,193)        (483,656)      (2,528,992)         (418,759)     (1,367,686)       4,889,574

Cash and cash
  equivalents, beginning
  of period                      90,481          574,137        3,103,129         3,521,888       4,889,574                -
                            ------------    -------------   --------------    --------------   -------------   --------------
Cash and cash
  equivalents, end of
  period                  $       1,288   $       90,481  $       574,137   $     3,103,129  $    3,521,888  $     4,889,574
                            ============    =============   ==============    ==============   =============   ==============


Low Income Housing Credit per Unit was as follows for the years ended December 31:

                              2001                 2000              1999              1998              1997
                          --------------      ---------------    --------------    -------------     -------------
Federal                 $           111     $             84   $            48   $           21    $            -
State                                 -                    -                 -                -                 -
                          --------------      ---------------    --------------    -------------     -------------
Total                   $           111     $             84   $            48   $           21    $            -
                          ==============      ===============    ==============    =============     =============

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

Financial Condition

The Partnership's assets at March 31, 2002 consisted primarily of $1,300 in cash, $204,000 in cash in escrow, and aggregate investments in the fifteen Local Limited Partnerships of $16,200,000. Liabilities at March 31, 2002 primarily consisted of $229,000 due to limited partnerships, $77,000 in annual asset management fees payable and $92,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001. The Partnership's net loss for the year ended March 31, 2002 was $(1,608,000), reflecting a decrease of $555,000 from the $(2,163,000) of net loss experienced for the year ended March 31, 2001. The change is primarily due to a decrease in equity in losses of limited partnerships of $438,000 to $(1,366,000) for the year ended March 31, 2002 from $(1,804,000) for the year ended March 31, 2001 and a decrease in operating expenses of $159,000. The decrease in operating expenses consisted primarily of a decrease in advances to a Local Limited Partnership written off totaling $40,000 during the year ended March 31, 2002, compared with advances of $229,000 to the same partnership in 2001 which were also written off in full. An additional $18,000 advanced to two other partnerships was also written off in full. The above decrease of $171,000 was offset by a marginal increase in other operating expenses of $12,000. Offsetting the above changes, reporting fees decreased by $26,000 and interest income decreased by $16,000 due to significant aggregate capital contributions paid to certain Local Limited Partnerships during the year ended March 31, 2001 resulting in a significantly lower average cash balance for the year ended March 31, 2002.

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

Cash Flows

Year Ended March 2002 Compared to Year Ended March 31, 2001. The net decrease in cash during the year ended March 31, 2002 was $(89,000), compared to a net decrease in cash for the year ended March 31, 2000 of $(484,000). The change was primarily due to a decrease in cash used in investing activities related to purchase of Limited Partnership interests of approximately $155,000 together with a decrease in cash advanced to a Local Limited Partnership of $237,000 offset by a decrease in sales of marketable securities of $50,000 and an increase of $10,000 in distributions from limited partnerships. Offsetting the $352,000 decrease in cash used in investing activities is a $7,000 increase in cash used in operating activities.

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

During the years ended March 31, 2002, 2001 and 2000, accrued payables, which consist of related party management fees and advances due to the General Partner, increased by $103,000, and decreased by $58,000 and $36,000, respectively.

Other Matters

As of July 16, 2002, the Partnership had not obtained audited financial statements for one of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood"), as of and for the year ended December 31, 2001. As a result of this limitation in scope, the Partnership's Independent Certified Public Accountants have qualified their report with respect to their audit of the Partnership's 2002 financial statements. Furthermore, the Partnership has not included the financial information of Mansur Wood in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Mansur Wood totaled $5,479,000 (unaudited) at March 31, 2002. The Partnership's interest in the results of operations of Mansur Wood totaled $(514,000) (unaudited) for the year ended March 31, 2002.

During the years ended March 31, 2002, 2001 and 2000, the Partnership advanced cash in the amount of $671,484 to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $671,484 of advances, $40,226, $229,015, and $402,243 was written off during the years ended March 31, 2002, 2001 and 2000, respectively. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the financial statements presented elsewhere herein. Subsequent to year end, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately 100% of the units. Such certifications should enable the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow. During the year ended March 31, 2002, the Partnership advanced cash in the amount of $17,654 to two other Local Limited Partnerships which advances were written off in full in 2002.

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

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC and Associates, Inc. has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through April 1, 2003.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of March 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 48% and 84% of the total assets of the Partnership at March 31, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 2 to the financial statements, the Partnership was unable to obtain audited financial statements for one of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood"), as of and for the year ended December 31, 2001. The Partnership's investment in Mansur Wood totaled $5,479,000 (unaudited) as of March 31, 2002. The results of operations recorded by the Partnership with respect to its investment in Mansur Wood during the year ended March 31, 2002, totaled $(514,000) (unaudited).

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had an audit of the 2001 financial statements of Mansur Wood been obtained, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 3 to the accompanying financial statements, WNC & Associates, Inc., has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 1, 2003.



                                                    /s/BDO SEIDMAN, LLP
                                                       BDO SEIDMAN, LLP

Orange County, California
July 16, 2002

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                March 31
                                                                                    ----------------------------------
                                                                                         2002               2001
                                                                                    ---------------    ---------------

ASSETS

Cash and cash equivalents                                                         $          1,288   $         90,481
Funds held in escrow disbursement account                                                  204,125            256,649
Investments in limited partnerships (Notes 2 and 3)                                     16,200,256         17,555,917
Other assets                                                                                11,113             18,822
                                                                                    ---------------    ---------------

                                                                                  $     16,416,782   $     17,921,869
                                                                                    ===============    ===============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                                      $        229,030   $        229,030
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                                       169,478             66,298
                                                                                    ---------------    ---------------

     Total liabilities                                                                     398,508            295,328
                                                                                    ---------------    ---------------

Commitments and contingencies

Partners' equity (deficit)
   General Partner                                                                         (88,910)           (72,827)
   Limited Partners (25,000 units authorized,
     25,000 units issued and outstanding)                                               16,107,184         17,699,368
                                                                                    ---------------    ---------------

     Total partners' equity                                                             16,018,274         17,626,541
                                                                                    ---------------    ---------------

                                                                                  $     16,416,782   $     17,921,869
                                                                                    ===============    ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                      For the Years
                                                                      Ended March 31
                                                    ---------------------------------------------------
                                                        2002               2001              2000
                                                    -------------      -------------     --------------
Interest income                                   $       10,758     $       27,074    $       130,017
Reporting fees                                                 -             26,000                  -
                                                    -------------      -------------     --------------
Total income                                              10,758             53,074            130,017
                                                    -------------      -------------     --------------
Operating expenses:
   Amortization (Notes 2 and 3)                           64,536             64,536             64,459
   Asset management fees (Note 3)                         70,068             69,869             67,180
   Write off of advances to Local Limited
    Partnerships (Note 7)                                 57,880            229,015            402,243
   Other                                                  60,916             48,563             54,715
                                                    -------------      -------------     --------------
    Total operating expenses                             253,400            411,983            588,597
                                                    -------------      -------------     --------------
Loss from operations                                    (242,642)          (358,909)          (458,580)

Realized loss - marketable securities                          -                  -           (188,483)
Equity in losses of limited
  partnerships (Note 2)                               (1,365,625)        (1,803,882)        (1,139,225)
                                                    -------------      -------------     --------------
Net loss                                          $   (1,608,267)    $   (2,162,791)   $    (1,786,288)
                                                    =============      =============     ==============
Net loss allocated to:
   General Partner                                $      (16,083)    $      (21,628)   $       (17,863)
                                                    =============      =============     ==============
   Limited Partners                               $   (1,592,184)    $   (2,141,163)   $    (1,768,425)
                                                    =============      =============     ==============
Net loss per limited partner unit                 $       (63.69)    $       (85.65)   $        (70.74)
                                                    =============      =============     ==============
Outstanding weighted limited partner units                25,000             25,000             25,000
                                                    =============      =============     ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For the Years Ended March 31, 2002, 2001 and 2000

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999              $        (32,246)$      21,716,867    $     21,684,621

Offering expenses                                                   (1,090)         (107,911)           (109,001)

Net loss                                                           (17,863)       (1,768,425)         (1,786,288)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000                       (51,199)       19,840,531          19,789,332

Net loss                                                           (21,628)       (2,141,163)         (2,162,791)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (72,827)       17,699,368          17,626,541

Net loss                                                           (16,083)       (1,592,184)         (1,608,267)
                                                            ---------------    ---------------     ---------------
Partners' equity (deficit) at March 31, 2002              $        (88,910)$      16,107,184    $     16,018,274
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          For the Years
                                                                         Ended March 31
                                                          ----------------------------------------------
                                                              2002            2001             2000
                                                          -------------   --------------   -------------
Cash flows from operating activities:
   Net loss                                             $   (1,608,267)  $    (2,162,791) $   (1,786,288)
   Adjustments  to  reconcile  net  loss to net  cash
    used in operating activities:
    Amortization                                                64,536            64,536          64,459
    Equity in losses of limited partnerships                 1,365,625         1,803,882       1,139,225
    Write off of advances to Local Limited
     Partnership                                                57,880           229,015         402,243
    Change in amounts due from affiliates                            -             4,976         (23,798)
    Change in other assets                                           -                 -          30,814
    Change in accrued fees and expenses due to
     general partner and affiliates                            103,180               515         (36,255)
                                                          -------------   --------------   -------------
Net cash used in operating activities                          (17,046)          (59,867)       (209,600)
                                                          -------------   --------------   -------------
Cash flows from investing activities:
   Investments in limited partnerships                         (84,500)         (173,858)     (6,370,474)
   Funds held in escrow disbursement account                    52,524           (13,054)      4,591,402
   Sale (purchase) of marketable securities                          -            50,073         (50,073)
   Capitalized acquisition costs and fees                            -                 -         (18,103)
   Distributions from limited partnerships                      10,000                 -             500
   Advances to Local Limited Partnerships                      (50,171)         (286,950)       (402,243)
                                                          -------------   --------------   -------------
Net cash used in investing activities                          (72,147)         (423,789)     (2,248,991)
                                                          -------------   --------------   -------------
Cash flows from financing activities:
   Capital contributions                                             -                 -          38,600
   Offering expenses                                                 -                 -        (109,001)
                                                          -------------   --------- -----   -------------
Net cash (used in) provided by financing activities                  -                 -         (70,401)
                                                          -------------   --------------   --------------
Net decrease in cash and cash equivalents                      (89,193)         (483,656)     (2,528,992)

Cash and cash equivalents, beginning of period                  90,481           574,137       3,103,129
                                                          -------------   --------------   -------------
Cash and cash equivalents, end of period                $        1,288   $        90,481  $      574,137
                                                          =============   ==============   =============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                           $          800   $           800  $          800
                                                          =============   ==============   =============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2002, 2001 and 2000


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

The general partner is WNC & Associates, Inc. ("WNC") (the "General Partner"), a California corporation. The chairman and president own substantially all of the outstanding stock of WNC. The business of the Partnership is conducted primarily through WNC, as the Partnership has no employees of its own.

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

                For the Years Ended March 31, 2002, 2001 and 2000


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

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any distributions received. The accounting policies of the Local Limited Partnerships' are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Losses from limited partnerships for the years ended March 31, 2002, 2001 and 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from the limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of March 31, 2002, 2001 and 2000.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2002 and 2001, the Partnership had cash equivalents of $0 and $50,000, respectively. Of this amount, $0 and $50,000, respectively, consist of tax exempt instruments collateralized by tax exempt municipal bonds from various municipalities throughout the United States. These instruments generate tax exempt yields and generally have 35 day or less maturities.

Concentration of Credit Risk
----------------------------

At March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

Net Loss Per Limited Partner Unit
---------------------------------

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2002, 2001 and 2000, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership has not yet completed its evaluation of the impact of SFAS 144 on its financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2002 and 2001, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

As of July 16, 2002, the Partnership had not obtained audited financial statements for one of its investments, Mansur Wood Living Center, L.P. ("Mansur Wood"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Mansur Wood in the combined condensed financial statements presented herein. The Partnership's investment in Mansur Wood totaled $5,479,000 (unaudited) at March 31, 2002. The Partnership's estimate of its interest in the results of operations of Mansur Wood totaled $(514,000) (unaudited) for the year ended March 31, 2002. The combined condensed financial statements presented herein for December 31, 2000 previously included total assets of $10,785,000 and net losses of $448,000 for Mansur Wood. The combined condensed financial statements presented herein for December 31, 1999 previously included net income of $112,000 for Mansur Wood. The combined condensed financial information presented in this footnote for 2000 and 1999 has been restated to exclude the accounts of Mansur Wood.

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2002 and 2001, are approximately $7,207,000 and $7,650,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31 and due to the exclusion of Mansur Wood from the combined condensed financial information.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2002, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                        For the Years Ended
                                                                             March 31
                                                       ------------------------------------------------------
                                                            2002               2001                2000
                                                       ----------------   ----------------    ---------------
Investments per balance sheet,
   beginning of period                               $      17,555,917  $      19,293,654   $     19,968,445
Capital contributions paid                                      84,500            130,681            511,290
Capitalized acquisition fees and costs                               -                  -             18,103
Distributions received                                         (10,000)                 -               (500)
Equity in losses of limited partnerships                    (1,365,625)        (1,803,882)        (1,139,225)
Amortization of capitalized acquisition fees
   and costs                                                   (64,536)           (64,536)           (64,459)
                                                       ----------------   ----------------    ---------------
Investments in limited partnerships,
   end of period                                     $      16,200,256  $      17,555,917   $     19,293,654
                                                       ================   ================    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Mansur Wood Living Center, L.P. has been excluded from the presentation below):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2001               2000
                                                                                                     (Restated)
                                                                                ---------------    ---------------
ASSETS

Land                                                                          $      2,148,000   $      2,199,000
Buildings   and   improvements,   net  of   accumulated
  depreciation  for  2001 and  2000 of  $3,399,000  and
  $2,502,000, respectively                                                          19,970,000         20,432,000
Other assets                                                                           851,000            923,000
                                                                                ---------------    ---------------

                                                                              $     22,969,000   $     23,554,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     11,436,000   $     11,420,000
Due to related parties                                                               2,219,000          2,020,000
Other liabilities                                                                      435,000            429,000
                                                                                ---------------    ---------------

                                                                                    14,090,000         13,869,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 5                                       8,993,000          9,906,000
Other partners                                                                        (114,000)          (221,000)
                                                                                ---------------    ---------------

                                                                                     8,879,000          9,685,000
                                                                                ---------------    ---------------

                                                                              $     22,969,000   $     23,554,000
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2001                2000               1999
                                                                                  (Restated)         (Restated)
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      2,254,000    $      1,945,000   $      1,616,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             1,634,000           1,551,000          1,216,000
  Interest expense                                                 653,000             693,000            510,000
  Depreciation and amortization                                    889,000             897,000            752,000
                                                            ---------------     ---------------    ---------------

Total expenses                                                   3,176,000           3,141,000          2,478,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (922,000)   $     (1,196,000)  $       (862,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership, before equity
  in income (losses) of Mansur Wood                       $       (920,000)   $     (1,192,000)  $       (972,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership, before equity in
  losses of Mansur Wood                                   $       (852,000)   $     (1,360,000)  $     (1,250,000)

Net income (loss) of Mansur Wood recorded by the
  Partnership (unaudited)                                         (514,000)           (444,000)           111,000
                                                            ---------------     ---------------    ---------------
Net loss recorded by the Partnership                      $     (1,366,000)   $     (1,804,000)  $     (1,139,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

          Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2002 and 2001, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $234,834 and $176,494, as of March 31, 2002 and 2001, respectively.

          Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2002 and 2001, the Partnership incurred acquisition costs of $185,734, which have been included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $23,637 and $17,441, as of March 31, 2002 and 2001, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $70,068, $69,869 and $67,180 were incurred during the years ended March 31, 2002, 2001 and 2000, respectively, of which $16,795, $67,180 and $92,882 were paid during the years ended March 31, 2002, 2001 and 2000, respectively.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consisted of the following as of:

                                                                                          March 31
                                                                            --------------------------------------
                                                                                  2002                 2001
                                                                            -----------------     ----------------
Asset management fee payable                                              $           77,437    $          24,164

Advances from WNC                                                                     92,041               42,134
                                                                            -----------------     ----------------

Total                                                                     $          169,478    $          66,298
                                                                            =================     ================

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 1, 2003.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2002 and 2001:

                                              June 30           September 30        December 31          March 31
                                           ---------------     ---------------     ---------------    ---------------

                 2002
                 ----

Income                                   $              -    $             -   $              -   $        11,000

Operating expenses                                (47,000)           (90,000)           (56,000)          (60,000)

Equity in losses of limited
     partnerships                                (409,000)          (409,000)          (408,000)         (140,000)
                                           ---------------     ---------------     ---------------    ---------------

Net loss                                 $       (456,000)   $      (499,000)  $       (464,000)  $      (189,000)
                                           ===============     ===============     ===============    ===============

Loss available to limited partners       $       (452,000)   $      (494,000)  $       (460,000)  $      (186,000)
                                           ===============     ===============     ===============    ===============

Loss per limited partner unit            $            (18)   $           (20)  $            (18)  $            (7)
                                           ===============     ===============     ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2002, 2001 and 2000

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                              June 30           September 30        December 31          March 31
                                           ---------------     ---------------     ---------------    ---------------

                 2001
                 ----

Income                                   $          4,000    $          6,000    $          3,000   $         40,000

Operating expenses                                (45,000)            (70,000)           (147,000)          (150,000)

Equity in losses of limited
     partnerships                                (350,000)           (370,000)           (311,000)          (773,000)
                                           ---------------     ---------------     ---------------    ---------------
Net loss                                 $       (391,000)   $       (434,000)   $       (455,000)  $       (883,000)
                                           ===============     ===============     ===============    ===============

Loss available to limited partners       $       (387,000)   $       (430,000)   $       (451,000)  $       (873,000)
                                           ===============     ===============     ===============    ===============

Loss per limited partner unit            $            (15)   $            (17)   $            (18)  $            (35)
                                           ===============     ===============     ===============    ===============

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

NOTE 7 - WRITE OFF OF ADVANCES TO A LOCAL LIMITED PARTNERSHIP
-------------------------------------------------------------

During the years ended March 31, 2002, 2001 and 2000, the Partnership advanced cash in the amount of $671,484 to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $671,484 of advances, $40,226, $229,015, and $402,243 was written off during the years ended March 31, 2002, 2001 and 2000, respectively. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements. Subsequent to year end, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately 100% of the units. Such certifications should enable the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow. During the year ended March 31, 2002, the Partnership advanced cash in the amount of $17,654 to two other Local Limited Partnerships which advances were written off in full in 2002.

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

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholder of WNC & Associates, Inc. is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 71, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 39, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Thomas J. Riha, age 47, became Chief Financial Officer effective January 2001. Prior to his appointment as Chief Financial Officer he was Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 56, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Michael J. Gaber, age 36, is Vice President - Acquisitions and a member of the Acquisitions Committee of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been employed with WNC since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with the H.F. Ahmanson company, parent to Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

David Turek, age 47, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 65, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., and the mother of Wilfred N. Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership accrued or paid the General Partner or its affiliates as of March 31, 2002, 2001 and 2000 approximately $3,357,000, for selling commissions and other fees and expenses of the Partnership's offering of Units. Of the total accrued or paid, approximately $2,607,000, was paid or to be paid to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2002, 2001 and 2000, the aggregate amount of acquisition fees paid or accrued was approximately $1,750,000.

(c) Acquisition Expense. The Partnership reimbursed the General Partner or its affiliates as of March 31, 2002, 2001 and 2000 for acquisition expense, not to exceed 1.5% of the Gross Proceeds, expended by such persons on behalf of the Partnership aggregating $186,000.

(d) Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $70,000, $70,000 and $67,000, were incurred for the years ended March 31, 2002, 2001 and 2000. The Partnership paid the General Partner or its affiliates $17,000, $67,000 and $93,000, of those fees during the years ended March 31, 2002, 2001 and 2000, respectively.

(e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $113,000, $55,000 and $83,000, during the years ended March 31, 2002, 2001 and 2000, respectively, expended by such persons on behalf of the Partnership.

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

(g) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $28,094, $21,257 and $1,190 for the years ended December 31, 2001, 2000 and 1999, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2002, 2001 and 2000.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:
         -----------------------------------------------

         Report of Independent  Certified  Public  Accountants
         Balance  Sheets, March 31, 2002 and 2001
         Statements of  Operations  for the years ended March 31, 2002, 2001 and 2000
         Statements of Partners'  Equity (Deficit) for the years ended
           March 31, 2002,  2001 and 2000
         Statements  of Cash Flows  for the  years  ended  March 31,  2002,
           2001 and 2000
         Notes to Financial Statements

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

10.16 Second Amended and Restated Agreement of Limited Partnership of Austin Gateway, Ltd.

(d)      Financial statement schedules follow, as set forth in subsection (a)(2)
         ------------------------------------
         hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The audits referred to in our report dated July 16, 2002, relating to the 2002, 2001 and 2000 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the Partnership to obtain audited financial statements of one Local Limited Partnership and an emphasis paragraph related to the Partnership's insufficient working capital.

In our opinion, except for the effect of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                                     /s/BDO SEIDMAN, LLP
                                                        BDO SEIDMAN, LLP
Orange County, California
July 16, 2002

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing               Theodore,
of Theodore                     Alabama        $ 1,188,000      $ 1,188,000   $ 1,140,000    $ 2,346,000    $ 244,000    $ 2,102,000

Austin Gateway,                 Austin,
Ltd.                            Texas              131,000          131,000       388,000        647,000       60,000        587,000

Bradley Villas                  Bradley,
Limited Partnership             Arkansas           501,000          501,000       520,000        999,000      115,000        884,000

Chillicothe                     Chillicothe,
Plaza Apts. L.P.                Missouri           972,000          972,000       727,000      1,899,000      119,000      1,780,000

Concord Apartment               Orlando,
Partners, L.P.                  Florida            470,000          470,000       281,000        445,000       98,000        347,000

El Reno Housing Associates      El Reno,
Limited Partnership             Oklahoma         3,040,000        2,836,000     2,367,000      5,984,000      650,000      5,334,000

Enhance, L.P.                   Baton Rouge,       620,000          620,000       636,000      1,416,000      199,000      1,217,000
                                Louisiana

Hillcrest                       Marshalltown,
Heights, L.P.                   Iowa               609,000          609,000       574,000      1,219,000      117,000      1,092,000

Hughes Villas                   Hughes,
Limited Partnership             Arkansas           182,000          182,000       758,000        986,000      164,000        822,000

Mansur Wood                     Carbon Cliff,
Living Center, L.P.             Illinois         6,446,000        6,446,000             *              *            *              *

Mark Twain Senior Community     Oakland,
Limited Partnership             California         740,000          715,000     1,433,000      2,693,000      875,000      1,818,000

Murfreesboro Villas             Murfreesboro,
Limited Partnership             Arkansas           685,000          685,000       634,000      1,258,000      142,000      1,116,000


* Results of Mansur Wood Living Center, L.P. have not been audited and have thus been excluded. See Note 2 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2002                        As of December 31, 2001
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley Terrace           Mayer,
Apartments, LLC                 Arizona            716,000          716,000       722,000      1,449,000      131,000      1,318,000

United Development              Memphis,
Co., L.P. - 97.1                Tennessee        1,845,000        1,845,000       885,000      3,099,000      300,000      2,799,000

United Development              Memphis,
Co., L.P. - 97.2                Tennesse           743,000          743,000       371,000      1,087,000      185,000        902,000
                                               -----------      -----------   -----------    -----------   ----------    -----------
                                               $18,888,000      $18,659,000   $11,436,000    $25,517,000   $3,399,000    $22,118,000
                                               ===========      ===========   ===========    ===========   ==========    ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2001
                                     -------------------------------------------------------------------------------
                                                                      Year
                                     Rental          Net Income    Investment                Estimated Useful Life
          Partnership Name           Income            (Loss)       Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore             $ 142,000    $ (64,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         71,000      (21,000)     2000       Completed           40.0

Bradley Villas Limited Partnership           59,000      (25,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 96,000      (19,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.            100,000      (29,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 364,000     (369,000)     1998       Completed           40.0

Enhance, L.P.                                89,000      (78,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     151,000      (50,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            85,000      (20,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.                   *             *     1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 531,000      (57,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  53,000      (46,000)     1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          58,000      (42,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            287,000      (75,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         109,000      (27,000)     1998       Completed           27.5
                                         ----------    ----------
                                         $2,195,000    $(922,000)
                                         ==========    ==========

* Results of Mansur Wood Living Center, L.P. have not been audited and have thus been excluded. See Note 2 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing               Theodore,
of Theodore                     Alabama        $ 1,188,000      $ 1,188,000   $ 1,148,000    $ 2,345,000    $ 156,000    $ 2,189,000

Austin Gateway,                 Austin,
Ltd.                            Texas              131,000          131,000       278,000        429,000       49,000        380,000

Bradley Villas                  Bradley,
Limited Partnership             Arkansas           501,000          501,000       526,000      1,000,000       84,000        916,000

Chillicothe                     Chillicothe,
Plaza Apts. L.P.                Missouri           972,000          972,000       746,000      1,899,000       73,000      1,826,000

Concord Apartment               Orlando,
Partners, L.P.                  Florida            470,000          470,000       286,000        442,000       73,000        369,000

El Reno Housing Associates      El Reno,
Limited Partnership             Oklahoma         3,040,000        2,836,000     2,367,000      5,984,000      420,000      5,564,000

Enhance, L.P.                   Baton Rouge,       620,000          620,000       644,000      1,416,000      141,000      1,275,000
                                Louisiana

Hillcrest                       Marshalltown,
Heights, L.P.                   Iowa               609,000          609,000       583,000      1,210,000       83,000      1,127,000

Hughes Villas                   Hughes,
Limited Partnership             Arkansas           182,000          182,000       761,000        986,000      135,000        851,000

Mansur Wood                     Carbon Cliff,
Living Center, L.P.             Illinois         6,446,000        6,446,000             *              *            *              *

Mark Twain Senior Community     Oakland,
Limited Partnership             California         740,000          715,000     1,447,000      2,529,000      759,000      1,770,000

Murfreesboro Villas             Murfreesboro,
Limited Partnership             Arkansas           685,000          685,000       640,000      1,258,000      101,000      1,157,000

* Results of Mansur Wood Living Center, L.P. were not audited in 2001 and have thus been excluded to aid comparability. See Note 2 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2001                        As of December 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley Terrace           Mayer,
Apartments, LLC                 Arizona            716,000          716,000       722,000      1,449,000       93,000      1,356,000

United Development              Memphis,
Co., L.P. - 97.1                Tennessee        1,845,000        1,845,000       898,000      3,099,000      191,000      2,908,000

United Development              Memphis,
Co., L.P. - 97.2                Tennesse           743,000          743,000       374,000      1,087,000      144,000        943,000
                                               -----------      -----------   -----------    -----------   ----------    -----------
                                               $18,888,000      $18,659,000   $11,420,000    $25,133,000   $2,502,000    $22,631,000
                                               ===========      ===========   ===========    ===========   ==========    ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                      Year
                                     Rental          Net Income    Investment                Estimated Useful Life
          Partnership Name           Income            (Loss)       Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore             $ 136,000    $ (98,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         58,000         1,000     2000       Completed           40.0

Bradley Villas Limited Partnership           60,000      (28,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 93,000      (21,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.             98,000      (21,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 191,000     (582,000)     1998       Completed           40.0

Enhance, L.P.                                67,000      (47,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     142,000      (29,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            91,000      (18,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.                   *             *     1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 469,000     (108,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  53,000      (44,000)     1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          54,000      (36,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            258,000     (129,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         119,000      (36,000)     1998       Completed           27.5
                                         ----------  ------------
                                         $1,889,000  $(1,196,000)
                                         ==========  ============

* Results of Mansur Wood Living Center, L.P. were not audited in 2001 and have thus been excluded to aid comparability. See Note 2 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                       As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing               Theodore,
of Theodore                     Alabama        $ 1,188,000      $ 1,188,000   $ 1,155,000    $ 2,345,000    $  55,000    $ 2,290,000

Bradley Villas                  Bradley,
Limited Partnership             Arkansas           501,000          501,000       533,000      1,000,000       54,000        946,000

Chillicothe                     Chillicothe,
Plaza Apts. L.P.                Missouri           972,000          972,000       764,000      1,899,000       27,000      1,872,000

Concord Apartment               Orlando,
Partners, L.P.                  Florida            470,000          470,000       290,000        442,000       50,000        392,000

El Reno Housing Associates      El Reno,
Limited Partnership             Oklahoma         3,040,000        2,836,000     2,367,000      5,984,000      185,000      5,799,000

Enhance, L.P.                   Baton Rouge,       620,000          620,000       545,000      1,366,000       87,000      1,279,000
                                Louisiana

Hillcrest                       Marshalltown,
Heights, L.P.                   Iowa               609,000          609,000       592,000      1,210,000       49,000      1,161,000

Hughes Villas                   Hughes,
Limited Partnership             Arkansas           182,000          182,000       763,000        986,000      105,000        881,000

Mansur Wood                     Carbon Cliff,
Living Center, L.P.             Illinois         6,446,000        6,446,000             *              *            *              *

Mark Twain Senior Community     Oakland,
Limited Partnership             California         740,000          715,000     1,459,000      2,518,000      670,000      1,848,000

Murfreesboro Villas             Murfreesboro,
Limited Partnership             Arkansas           685,000          685,000       640,000      1,258,000       61,000      1,197,000

* Results of Mansur Wood Living Center, L.P. were not audited in 2001 and have thus been excluded to aid comparability. See Note 2 to the financial statements and report of independent certified public accountants.

Sp
WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                          --------------------------------------  --------------------------------------------------
                                                 As of March 31, 2000                        As of December 31, 1999
                                          --------------------------------------  --------------------------------------------------
                                             Partnership's
                                           Total Investment   Amount of    Encumbrances
                                           in Local Limited   Investment  of Local Limited  Property and    Accumulated     Net Book
          Partnership Name      Location     Partnerships     Paid to Date  Partnerships    Equipment       Depreciation       Value
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley Terrace           Mayer,
Apartments, LLC                 Arizona            696,000          676,000       725,000      1,428,000       54,000      1,374,000

United Development              Memphis,
Co., L.P. - 97.1                Tennessee        1,845,000        1,821,000       898,000      3,166,000       91,000      3,075,000

United Development              Memphis,
Co., L.P. - 97.2                Tennesse           743,000          743,000       378,000      1,111,000      105,000      1,006,000
                                               -----------      -----------   -----------    -----------   ----------    -----------
                                               $18,737,000      $18,464,000   $11,109,000    $24,713,000   $1,593,000    $23,120,000
                                               ===========      ===========   ===========    ===========   ==========    ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                      Year
                                     Rental          Net Income    Investment                Estimated Useful Life
          Partnership Name           Income            (Loss)       Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore              $ 57,000    $ (54,000)     1998       Completed           40.0

Bradley Villas Limited Partnership           64,000      (21,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 44,000      (23,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.             94,000      (30,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                  59,000     (390,000)     1998       Completed           40.0

Enhance, L.P.                                83,000      (81,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     138,000      (31,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            90,000      (18,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.                   *            *      1998            2000           27.5

Mark Twain Senior Community Limited
Partnership                                 500,000     (113,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  43,000      (48,000)     1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          32,000      (59,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            249,000       47,000      1998       Completed           27.5

United Development Co., L.P. - 97.2         103,000      (41,000)     1998       Completed           27.5
                                        -----------   -----------
                                        $ 1,556,000   $ (862,000)
                                        ===========   ===========

* Results of Mansur Wood Living Center, L.P. were not audited in 2001 and have thus been excluded to aid comparability. See Note 2 to the financial statements and report of independent certified public accountants.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:  WNC & Associates, Inc.         General Partner



By:  /s/ Wilfred N. Cooper, Jr.
     -------------------------
Wilfred N. Cooper, Jr.     President and
Chief Operating Officer of WNC & Associates, Inc.

Date:  August 7, 2002



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha    Vice-President and
Chief Financial Officer of WNC & Associates, Inc.

Date:  August 7, 2002




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Wilfred N. Cooper, Sr.
     --------------------------
Wilfred N. Cooper, Sr.     Chairman and Chief Executive Officer of
                           WNC & Associates, Inc.

Date:  August 7, 2002



By:  /s/ David N. Shafer
     -------------------
David N Shafer             Director of WNC & Associates, Inc.

Date:  August 7, 2002


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 7, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership") for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 7, 2002