Form 10-Q
period 2002-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2002-08-30
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
Yes              No      X
-----------     -----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2002





PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           June 30, 2002 and March 31, 2002                                    3

         Statements of Operations
           For the Three Months Ended June 30, 2002 and 2001                   4

         Statement of Partners' Equity (Deficit)
           For the Three Months Ended June 30, 2002                            5

         Statements of Cash Flows
           For the Three Months Ended June 30, 2002 and 2001                   6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

Certification Pursuant To 18 U.S.C. Section 1350                              17

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                                 June 30, 2002                March 31, 2002
                                                            ------------------------       ----------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                 $                  3,490       $                1,288
Funds held in escrow disbursement account                                  204,125                      204,125
Investments in limited partnerships, net (Note 2)                       15,829,109                   16,200,256
Other assets (Note 6)                                                       27,113                       11,113
                                                            ------------------------       ----------------------

                                                          $             16,063,837       $           16,416,782
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:                                                               229,030       $              229,030
  Payables to limited partnerships (Note 4)               $
  Accrued fees and expenses due to                                         218,467                      169,478
                                                            ------------------------       ----------------------
   General Partner and affiliates (Note 3)
                                                                           447,497                      398,508
                                                            ------------------------       ----------------------
    Total liabilities

Commitments and contingencies

Partners' equity (deficit):                                                (92,929)                     (88,910)
  General Partner
  Limited Partners (25,000 units authorized,                            15,709,269                   16,107,184
                                                            ------------------------       ----------------------
   25,000 units issued and outstanding)
                                                                        15,616,340                   16,018,274
                                                            ------------------------       ----------------------
    Total partners' equity
                                                          $             16,063,837       $           16,416,782
                                                            ========================       ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                        2002                                 2001
                                                       Three                                 Three
                                                       Months                               Months
                                            -----------------------------         ----------------------------

     Interest income                      $                           2         $                        608
                                            -----------------------------         ----------------------------

     Operating expenses:
       Amortization (Note 2)                                     16,134                               16,134
       Asset management fees (Note 3)                            17,517                               17,517
       Legal and accounting fees                                  8,275                                7,349
       Other                                                      4,997                                6,346
                                            -----------------------------         ----------------------------

         Total operating expenses                                46,923                               47,346
                                            -----------------------------         ----------------------------

     Loss from operations                                       (46,921)                             (46,738)

     Equity in losses of
      limited partnerships (Note 2)                            (355,013)                            (409,441)
                                            -----------------------------         ----------------------------

     Net loss                             $                    (401,934)        $                   (456,179)
                                            =============================         ============================

     Net loss allocated to:
       General Partner                    $                      (4,019)        $                     (4,562)
                                            =============================         ============================

       Limited Partners                   $                    (397,915)        $                   (451,617)
                                            =============================         ============================

     Net loss per weighted limited
       partner unit                       $                         (16)        $                        (18)
                                            =============================         ============================

     Outstanding weighted limited
       partner units                                             25,000                               25,000
                                            =============================         ============================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2002
                                   (unaudited)



                                                         General               Limited
                                                         Partner              Partners               Total
                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at March 31, 2002       $         (88,910)   $      16,107,184    $       16,018,274

Net loss for the three months ended
  June 30, 2002                                               (4,019)            (397,915)             (401,934)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at June 30, 2002        $         (92,929)   $      15,709,269    $       15,616,340
                                                     =================    =================    ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2001
                                   (unaudited)



                                                                               2002                    2001
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $          (401,934)    $           (456,179)
Adjustment to reconcile net loss to
   net cash used in operating activities:
   Amortization                                                                    16,134                   16,134
   Equity in losses of limited partnerships                                       355,013                  409,441
   Other assets                                                                   (16,000)                 (33,000)
   Accrued fees and expenses due to General Partner
    and affiliates                                                                 48,989                   48,117
                                                                        -------------------     --------------------
Net cash provided by (used in) operating activities                                 2,202                  (15,487)
                                                                        -------------------     --------------------

Cash flows from investing activities:
   Investments in limited partnerships                                                  -                  (84,500)
   Distributions from limited partnerships                                              -                   10,000
                                                                        -------------------     --------------------
Net cash used in investing activities                                                   -                  (74,500)
                                                                        -------------------     --------------------


Net increase (decrease) in cash and cash equivalents                                2,202                  (89,987)

Cash and cash equivalents, beginning of period                                      1,288                   90,481
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $             3,490     $                494
                                                                        ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
       Taxes paid                                                     $               800     $                800
                                                                        ===================     ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 2002
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates"). The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of June 30, 2002 and March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2002 and March 31, 2002, the Partnership had $0 cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2002 and March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income for all periods presented, as defined by SFAS No. 130.

New Accounting Pronouncement
----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three months ended June 30, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of June 30, 2002 and March 31, 2002, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of August 20, 2002, the Partnership had not obtained audited financial statements for one of its investments, Mansur Wood Living Center, L.P. ("Mansur Wood"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Mansur Wood in the combined condensed statement of operations presented herein. The Partnership's investment in Mansur Wood totaled $5,354,000 (unaudited) at June 30, 2002. The Partnership's estimate of its interest in the results of operations of Mansur Wood totaled $(125,000) (unaudited) for the period ended June 30, 2002. The combined condensed statement of operations presented herein for June 30, 2001 previously included a net loss of $111,000 for Mansur Wood. The combined condensed financial information presented in this footnote for 2001 has been restated to exclude the accounts of Mansur Wood.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2002, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                            For the Three Months         For the Year
                                                                    Ended                    Ended
                                                                June 30, 2002           March 31, 2002
                                                            ----------------------     ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           16,200,256     $       17,555,917
Capital contributions  paid, net                                               -                 84,500
Equity in losses of limited partnerships                                (355,013)            (1,365,625)
Distributions received from limited partnerships                               -                (10,000)
Amortization of capitalized acquisition fees and costs                   (16,134)               (64,536)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           15,829,109     $       16,200,256
                                                            ======================     ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the three months ended June 30, 2002 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows (combined condensed financial information for Mansur Wood Living Center, L.P. has been excluded from the presentation below):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                   2002                   2001
                                                            -------------------     -----------------
                                                                                       (Restated)

Revenues                                                  $           563,000    $          486,000
                                                            -------------------     -----------------
Expenses:
  Interest expense                                                    163,000               173,000
  Depreciation and amortization                                       222,000               224,000
  Operating expenses                                                  409,000               388,000
                                                            -------------------     -----------------
Total expenses                                                        794,000               785,000
                                                            -------------------     -----------------

Net loss                                                  $          (231,000)   $         (299,000)
                                                            ===================     =================
Net loss allocable to the Partnership,
  before equity in losses of Mansur Wood                  $          (230,000)   $         (298,000)
                                                            ===================     =================
Net loss recorded by the Partnership,
  before equity in losses of Mansur Wood                             (230,000)             (298,000)

Net loss of Mansur Wood
  recorded by the Partnership (unaudited)                            (125,000)             (111,000)
                                                            -------------------     -----------------
Net loss recorded by the Partnership                      $          (355,000)   $         (409,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $17,517 were incurred for each of the three months ended June 30, 2002 and 2001, of which $0 and $16,795 was paid during the three months ended June 30, 2002 and 2001, respectively.

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.
                                       11

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       For the Quarter Ended June 30, 2002
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------


Accrued fees and expenses due to the General Partner and affiliates consisted of the following:


                                                                  June 30, 2002              March 31, 2002
                                                              -----------------------       ------------------

       Advances from WNC                                   $                 123,513     $             92,041
       Asset management fee payable                                           94,954                   77,437
                                                              -----------------------       ------------------

         Total                                             $                 218,467     $            169,478
                                                              =======================       ==================


The Partnership currently has insufficient working capital to fund operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least August 20, 2003.

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

NOTE 6 - ADVANCES TO LIMITED PARTNERSHIPS
-----------------------------------------

During the quarter ended June 30, 2002, the Partnership advanced $19,000 to one of the local limited partnerships in which it has an interest. Through August 20, 2002, an additional $15,000 has been advanced to this same local limited partnership.

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

The following discussion and analysis compares the results of operations for the fiscal quarters ended June 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2002 consisted primarily of $3,000 in cash, $204,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $15,829,000 and $27,000 in other assets. Liabilities at June 30, 2002 primarily consisted of $229,000 due to Local Limited Partnerships, $95,000 in annual asset management fees, $123,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. The Partnership's net loss for the three months ended June 30, 2002 was $(402,000), reflecting a decrease of $(54,000) from the $(456,000) net loss for the three months ended June 30, 2001. The change was due to a decrease in equity in losses of Local Limited Partnerships of $(54,000) from $(409,000) for the three months ended June 30, 2001 to $(355,000) for the three months ended June 30, 2002.

Cash Flows

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Net increase in cash during the three months ended June 30, 2002 was $2,000 compared to net cash decrease for the three months ended June 30, 2001 of $(90,000) reflecting an increase of $92,000. The increase in net cash is due primarily to $75,000 decrease in net cash used in investing activities, to $0 for the three months ended June 30, 2002 from $(75,000) for the three months ended June 30, 2001. In addition, there was an approximately $17,000 decrease in net cash used in operating activities of $(15,000) from the three months ended June 30, 2001 to $2,000 cash provided by investing activities for the three months ended June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

During the three months ended June 30, 2002 accrued fees and expenses increased by $49,000 and consist primarily of related party management fees and advances due to the General Partner. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership

The Partnership does not expect its future cash flows, together with its net available assets at June 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least August 20, 2003.

Impact of New Accounting Pronouncement

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. The Partnership does not expect SFAS 144 to have a material impact on the Partnership's financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          None.

Part II.  Other Information

Item 1.   Legal Proceedings

          None.

Item 6.   Exhibits and Reports on Form 8-K

          None.
                                       15

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:   WNC & Associates, Inc.        General Partner





By:  /s/Wilfred N. Cooper, Jr.
     -------------------------
Wilfred N. Cooper, Jr.,
President and Chief Operating Officer
WNC & Associates, Inc.

Date:  August 20, 2002





By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha
Vice President and Chief Financial Officer
WNC & Associates, Inc.

Date:  August 20, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 5 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Wilfred N. Cooper, Sr., Chairman and Chief Executive Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/WILFRED N. COOPER, SR.
-------------------------
Wilfred N. Cooper, Sr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.
August 20, 2002




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of WNC Housing Tax Credit VI, L.P., Series 5 (the "Partnership") for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C., section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, I, Thomas J. Riha, Chief Financial Officer of WNC & Associates, Inc., general partner [of the general partner] of the Partnership, hereby certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information  contained in the Report fairly  presents,  in all material
     respects,   the  financial  condition  and  result  of  operations  of  the
     Partnership.


/s/THOMAS J. RIHA
-----------------
Thomas J. Riha
Chief Financial Officer of WNC & Associates, Inc.
August 20, 2002