Form 10-Q
period 2002-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2002-12-06
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Yes           No      X
    ---------    ----------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

              For the Three and Six Months Ended September 30, 2002







PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets
                    September 30, 2002 and March 31, 2002......................3

                  Statements of Operations
                    For the Three and Six Months Ended
                    September 30, 2002 and 2001................................4

                  Statement of Partners' Equity (Deficit)
                    For the Six Months Ended September 30, 2002................5

                  Statements of Cash Flows
                    For the Six Months Ended September 30, 2002 and 2001.......6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..16

         Item 4.  Procedures and Controls.....................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 5. Other Information............................................16

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures...........................................................17

         Certifications.......................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS




                                                              September 30, 2002              March 31, 2002
                                                            ------------------------       ----------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                 $                 21,021       $                1,288
Funds held in escrow disbursement account                                  206,521                      204,125
Investments in limited partnerships, net (Note 2)                       15,446,462                   16,200,256
Other assets (Note 6)                                                       11,113                       11,113
                                                            ------------------------       ----------------------

                                                          $             15,685,117       $           16,416,782
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)               $                229,030       $              229,030
  Interest payable                                                           2,396                            -
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                 257,846                      169,478
                                                            ------------------------       ----------------------

    Total liabilities                                                      489,272                      398,508
                                                            ------------------------       ----------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                          (97,134)                     (88,910)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)                                 15,292,979                   16,107,184
                                                            ------------------------       ----------------------

    Total partners' equity                                              15,195,845                   16,018,274
                                                            ------------------------       ----------------------

                                                          $             15,685,117       $           16,416,782
                                                            ========================       ======================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                         2002                                        2001
                                        ---------------------------------------     ----------------------------------------
                                             Three                   Six                 Three                   Six
                                            Months                 Months               Months                  Months
                                        ----------------       ----------------     ----------------       -----------------

Interest income                       $             31       $             33     $              3       $             611
                                        ----------------       ----------------     ----------------       -----------------

Operating expenses:
  Amortization (Note 2)                         16,134                 32,268               16,134                  32,268
  Asset management fees (Note 3)                17,517                 35,034               17,517                  35,034
  Legal and accounting fees                      5,985                 14,260               14,042                  21,391
  Other                                         25,877                 30,874               42,186                  48,532
                                        ----------------       ----------------     ----------------       -----------------

    Total operating expenses                    65,513                112,436               89,879                 137,225
                                        ----------------       ----------------     ----------------       -----------------

Loss from operations                           (65,482)              (112,403)             (89,876)               (136,614)

Equity in losses of
 limited partnerships (Note 2)                (355,013)              (710,026)            (409,441)               (818,882)
                                        ----------------       ----------------     ----------------       -----------------

Net loss                              $       (420,495)      $       (822,429)    $       (499,317)      $        (955,496)
                                        ================       ================     ================       =================

Net loss allocated to:
  General Partner                     $         (4,205)      $         (8,224)    $         (4,993)      $          (9,555)
                                        ================       ================     ================       =================

  Limited Partners                    $       (416,290)      $       (814,205)    $       (494,324)      $        (945,941)
                                        ================       ================     ================       =================

Net loss per weighted limited
  partner unit                        $            (17)      $            (33)    $            (20)      $             (38)
                                        ================       ================     ================       =================

Outstanding weighted limited
  partner units                                 25,000                 25,000               25,000                  25,000
                                        ================       ================     ================       =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2002
                                   (unaudited)



                                                         General               Limited
                                                         Partner              Partners               Total
                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at March 31, 2002       $         (88,910)   $      16,107,184    $       16,018,274

Net loss for the six months ended
  September 30, 2002                                          (8,224)            (814,205)             (822,429)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at September 30, 2002   $         (97,134)   $      15,292,979    $       15,195,845
                                                     =================    =================    ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001
                                   (unaudited)



                                                                               2002                    2001
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $          (822,429)    $           (955,496)
Adjustment to reconcile net loss to
   net cash used in operating activities:
   Amortization                                                                    32,268                   32,268
   Equity in losses of limited partnerships                                       710,026                  818,882
   Other assets                                                                         -                  (33,000)
   Interest payable                                                                 2,396                        -
   Accrued fees and expenses due to General Partner
    and affiliates                                                                 88,368                  121,596
                                                                        -------------------     --------------------
Net cash provided by (used in) operating activities                                10,629                  (15,750)
                                                                        -------------------     --------------------

Cash flows from investing activities:
   Investments in limited partnerships                                                  -                  (84,500)
   Distributions from limited partnerships                                         11,500                   10,000
                                                                        -------------------     --------------------
Net cash provided by (used in) investing activities                                11,500                  (74,500)
                                                                        -------------------     --------------------


Net increase (decrease) in cash and cash equivalents                               22,129                  (90,250)

Cash and cash equivalents, beginning of period                                      1,288                   90,481
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $            23,417     $                231
                                                                        ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
       Taxes paid                                                     $               800     $                800
                                                                        ===================     ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the "Partnership"), was formed on March 3, 1997 under the laws of the state of California, and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low-income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low-income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General
Partners, there can be no assurance that the anticipated low-income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low-income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low-income housing credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of September 30, 2002 and March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of September 30, 2002 and March 31, 2002, the Partnership had $0 cash equivalents.

Concentration of Credit Risk
----------------------------

At September 30, 2002 and March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

New Accounting Pronouncements
-----------------------------

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the six months ended September 30, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of September 30, 2002 and March 31, 2002, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of December 4, 2002, the Partnership had not obtained audited financial statements for one of its investments, Mansur Wood Living Center, L.P. ("Mansur Wood"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Mansur Wood in the combined condensed statement of operations presented herein. The Partnership's investment in Mansur Wood totaled $5,229,000 (unaudited) at September 30, 2002. The Partnership's estimate of its interest in the results of operations of Mansur Wood totaled $(250,000) (unaudited) for the period ended September 30, 2002. The combined condensed statement of operations presented herein for September 30, 2001 previously included a net loss of $222,000 for Mansur Wood. The combined condensed financial information presented in this footnote for 2001 has been restated to exclude the accounts of Mansur Wood.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2002, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                             For the Six Months          For the Year
                                                                    Ended                    Ended
                                                             September 30, 2002         March 31, 2002
                                                            ----------------------     ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           16,200,256     $       17,555,917
Capital contributions  paid, net                                               -                 84,500
Equity in losses of limited partnerships                                (710,026)            (1,365,625)
Distributions received from limited partnerships                         (11,500)               (10,000)
Amortization of capitalized acquisition fees and costs                   (32,268)               (64,536)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           15,446,462     $       16,200,256
                                                            ======================     ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the six months ended September 30, 2002 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows (combined condensed financial information for Mansur Wood Living Center, L.P. has been excluded from the presentation below):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                   2002                   2001
                                                            -------------------     -----------------
                                                                                       (Restated)

Revenues                                                  $         1,127,000    $          972,000
                                                            -------------------     -----------------
Expenses:
  Interest expense                                                    327,000               347,000
  Depreciation and amortization                                       445,000               448,000
  Operating expenses                                                  816,000               775,000
                                                            -------------------     -----------------
Total expenses                                                      1,588,000             1,570,000
                                                            -------------------     -----------------

Net loss                                                  $          (461,000)   $         (598,000)
                                                            ===================     =================
Net loss allocable to the Partnership,
  before equity in losses of Mansur Wood                  $          (460,000)   $         (596,000)
                                                          ===================     =================
Net loss recorded by the Partnership,
  before equity in losses of Mansur Wood                             (460,000)             (596,000)

Net loss of Mansur Wood
  recorded by the Partnership (unaudited)                            (250,000)             (222,000)
                                                            -------------------     -----------------
Net loss recorded by the Partnership                      $          (710,000)   $         (818,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $35,034 were incurred for each of the six months ended September 30, 2002 and 2001, of which $0 and $16,795 was paid during the six months ended September 30, 2002 and 2001, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.


Accrued fees and expenses due to the General Partner and affiliates consisted of the following:


                                                                September 30, 2002           March 31, 2002
                                                              -----------------------       ------------------

       Advances from WNC                                   $                 145,375     $             92,041
       Asset management fee payable                                          112,471                   77,437
                                                              -----------------------       ------------------

         Total                                             $                 257,846     $            169,478
                                                              =======================       ==================


The Partnership currently has insufficient working capital to fund operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least November 30, 2003.

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

NOTE 6 - WRITE OFF OF ADVANCES TO A LOCAL LIMITED PARTNERSHIP
-------------------------------------------------------------

During the six months ended September 30, 2002, the Partnership advanced $34,000 to a local limited partnership in which it has an interest. During the six months ended September 30, 2002, the Partnership wrote off $25,000 of the above advance and received $9,000 as settlement of a lawsuit against the former local general partner of this local limited partnership. The payments ceased after three months, the settlement is in default and further legal action is being pursued.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
              For the Three and Six Months Ended September 30, 2002

                                   (unaudited)



NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership has a 99% limited partnership investment in Mansur Wood Living Center, L.P. ("Mansur Wood"). The Partnership has identified a potential problem with the Mansur Wood in regards to unpaid bills, mortgage, and taxes which might require an infusion of cash. The Partnership does not have the reserves to fund the infusion and therefore it will be funded by Associates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Risks and uncertainties inherent in forward-looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the fiscal quarters ended September 30, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2002 consisted primarily of $21,000 in cash, $207,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $15,446,000 and $11,000 in other assets. Liabilities at September 30, 2002 primarily consisted of $229,000 due to Local Limited Partnerships, $112,000 in annual asset management fees, and $148,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. The Partnership's net loss for the three months ended September 30, 2002 was $(420,000), reflecting a decrease of $(79,000) from the $(499,000) net loss for the three months ended September 30, 2001. The change was primarily due to a decrease in equity in losses of Local Limited Partnerships of $(54,000) from $(409,000) for the three months ended September 30, 2001 to $(355,000) for the three months ended September 30, 2002. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased by $(25,000) from $(90,000) for the three months ended September 30, 2001 to $(65,000) for the three months ended September 30, 2002 due to a decrease in legal and accounting fees and other operating expenses.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. The Partnership's net loss for the six months ended September 30, 2002 was $(822,000), reflecting a decrease of $(133,000) from the $(955,000) net loss for the six months ended September 30, 2001. The change was primarily due to a decrease in equity in losses of Local Limited Partnerships of $(109,000) from $(819,000) for the six months ended September 30, 2001 to $(710,000) for the six months ended September 30, 2002. Along with the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased by $(24,000) from $(136,000) for the three months ended September 30, 2001 to $(112,000) for the three months ended September 30, 2002 due to a decrease in legal and accounting fees and other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001. Net increase in cash during the six months ended September 30, 2002 was $22,000 compared to net cash decrease for the six months ended September 30, 2001 of $(90,000) reflecting an increase of $112,000. The increase in net cash is due primarily to $86,000 increase in net cash provided by investing activities, to $11,000 for the six months ended September 30, 2002 from $(75,000) of cash used by investing activities to fund investments in local limited partnerships for the six months ended September 30, 2001. In addition, there was an increase in net cash provided by operating activities of $26,000 from $(15,000) of cash used in operations for the six months ended September 30, 2001 to $11,000 of cash provided by operations for the six months ended September 30, 2002.

During the six months ended September 30, 2002 accrued fees and expenses increased by $91,000 and consist primarily of related party management fees and advances due to the General Partner. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership

The Partnership does not expect its future cash flows, together with its net available assets at September 30, 2002, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least November 30, 2003.

Impact of New Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and generally, is to be applied prospectively. SFAS 144 is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          None.

Item 4.   Procedures and Controls

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          A Settlement Agreement was entered into on March 26, 2002 between El Reno Housing Associates Limited Partnership ("El Reno Housing"), Ashbrooke Place Limited Partnership ("Ashbrooke Place") and E. Allen Cowen II ("Cowen"). Cowen agreed to pay El Reno Housing the sum of $250,000 in 20 monthly payments of $3,000 per month commencing on June 15, 2002, and an additional one-time payment of $190,000 due on January 31, 2004. The settlement was for a lawsuit in District Court of Oklahoma County, State of Oklahoma. As of September 30, 2002 and December 4, 2002, Cowen is in default of this agreement.

Item 5.   Other Information

          Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.
         --------------------

1.       NONE

(b)      Exhibits.
         ---------

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:   WNC & Associates, Inc.        General Partner





By:  /s/Wilfred N. Cooper, Jr.
------------------------------
Wilfred N. Cooper, Jr.,
President and Chief Operating Officer of WNC & Associates, Inc.

Date:  December 4, 2002





By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  December 4, 2002

                                 CERTIFICATIONS

I,   Wilfred N. Cooper, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 5;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a ignificant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002


/s/Wilfred N. Cooper, Jr.
-------------------------
[Signature]

President and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

I,   Thomas J. Riha, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WNC Housing Tax Credit Fund VI, L.P. Series 5;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002


/s/ Thomas J. Riha
------------------
[Signature]

Vice-President - Chief Financial Officer of WNC & Associates, Inc.