Form 10-Q
period 2002-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2003-04-09
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                               INDEX TO FORM 10-Q

                    For the Quarterly Period Ended December 31, 2002


PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements

                  Balance Sheets
                    December 31, 2002 and March 31, 2002.......................3

                  Statements of Operations
                    For the Three and Nine Months
                     Ended December 31, 2002 and 2001..........................4

                  Statement of Partners' Equity (Deficit)
                    For the Nine Months Ended December 31, 2002................5

                  Statements of Cash Flows
                    For the Nine Months Ended December 31, 2002 and 2001.......6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..16

         Item 4. Controls and Procedures......................................16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................16

         Item 4.  Submission of Matters to a Vote of Security Holders.........16

         Item 5. Other Information............................................16

         Item 6. Exhibits and Reports on Form 8-K.............................16

         Signatures ..........................................................17

         Certifications.......................................................18

                                  WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                        (A California Limited Partnership)

                                                  BALANCE SHEETS




                                                               December 31, 2002              March 31, 2002
                                                            ------------------------       ----------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                 $                 14,399       $                1,288
Funds held in escrow disbursement account                                  207,737                      204,125
Investments in limited partnerships, net (Note 2)                       15,182,027                   16,200,256
Other assets (Note 6)                                                      145,856                       11,113
                                                            ------------------------       ----------------------

                                                          $             15,550,019       $           16,416,782
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)               $                229,030       $              229,030
  Interest payable                                                           3,612                            -
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                 455,478                      169,478
                                                            ------------------------       ----------------------

    Total liabilities                                                      688,120                      398,508
                                                            ------------------------       ----------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                         (100,474)                     (88,910)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)                                 14,962,373                   16,107,184
                                                            ------------------------       ----------------------

    Total partners' equity                                              14,861,899                   16,018,274
                                                            ------------------------       ----------------------

                                                          $             15,550,019       $           16,416,782
                                                            ========================       ======================


                 See accompanying notes to financial statements
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)

                                                         2002                                        2001
                                        ---------------------------------------     ----------------------------------------
                                             Three                  Nine                 Three                   Nine
                                            Months                 Months               Months                  Months
                                        ----------------       ----------------     ----------------       -----------------

Interest income                       $             37       $             70     $            104       $             715
                                        ----------------       ----------------     ----------------       -----------------

Operating expenses:
  Amortization (Note 2)                         16,134                 48,402               16,134                  48,402
  Asset management fees (Note 3)                17,517                 52,551               17,517                  52,551
  Legal and accounting fees                      7,642                 21,902                9,956                  31,347
  Other                                         44,389                 75,263               12,214                  60,746
                                        ----------------       ----------------     ----------------       -----------------

    Total operating expenses                    85,682                198,118               55,821                 193,046
                                        ----------------       ----------------     ----------------       -----------------

Loss from operations                           (85,645)              (198,048)             (55,717)               (192,331)

Equity in losses of
 limited partnerships (Note 2)                (248,301)              (958,327)            (408,460)             (1,227,342)
                                        ----------------       ----------------     ----------------       -----------------

Net loss                              $       (333,946)      $     (1,156,375)    $       (464,177)      $      (1,419,673)
                                        ================       ================     ================       =================

Net loss allocated to:
  General Partner                     $         (3,339)      $        (11,564)    $         (4,642)      $         (14,197)
                                        ================       ================     ================       =================

  Limited Partners                    $       (330,607)      $     (1,144,811)    $       (459,535)      $      (1,405,476)
                                        ================       ================     ================       =================

Net loss per weighted limited
  partner unit                        $            (13)      $            (46)    $            (19)      $             (57)
                                        ================       ================     ================       =================

Outstanding weighted limited
  partner units                                 25,000                 25,000               25,000                  25,000
                                        ================       ================     ================       =================

               See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2002
                                   (unaudited)



                                                         General               Limited
                                                         Partner              Partners               Total
                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at March 31, 2002       $         (88,910)   $      16,107,184    $       16,018,274

Net loss for the nine months ended
  December 31, 2002                                          (11,564)          (1,144,811)            (1,156,375)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at December 31, 2002    $        (100,474)   $      14,962,373    $       14,861,899
                                                     =================    =================    ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2002 and 2001
                                   (unaudited)



                                                                               2002                    2001
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $        (1,156,375)    $         (1,419,673)
Adjustment to reconcile net loss to
   net cash used in operating activities:
   Amortization                                                                    48,402                   48,402
   Equity in losses of limited partnerships                                       958,327                1,227,342
   Other assets                                                                  (134,743)                  (2,238)
   Accrued fees and expenses due to General Partner
    and affiliates                                                                286,000                   74,750
                                                                        -------------------     --------------------
Net cash provided by (used in) operating activities                                 1,611                  (71,417)
                                                                        -------------------     --------------------

Cash flows from investing activities:
   Investments in limited partnerships                                                                     (84,500)
   Decrease in funds held in escrow, net of interest payable                                                62,822
   Distributions from limited partnerships                                         11,500                   10,000
                                                                        -------------------    --------------------
Net cash provided by (used in) investing activities                                11,500                  (11,678)
                                                                        -------------------     --------------------

Net increase (decrease) in cash and cash equivalents                               13,111                  (83,095)

Cash and cash equivalents, beginning of period                                      1,288                   90,481
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $            14,399     $              7,386
                                                                        ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
       Taxes paid                                                     $               800     $                800

                                                                        ===================     ====================

        See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                   For the Quarterly Period December 31, 2002
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of December 31, 2002 and March 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of December 31, 2002 and March 31, 2002, the Partnership had $0 cash equivalents.

Concentration of Credit Risk
----------------------------

At December 31, 2002 and March 31, 2002, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the nine months ended December 31, 2002.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2002 and March 31, 2002, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of February 4, 2003, the Partnership had not obtained audited financial statements for one of its investments, Mansur Wood Living Center, L.P. ("Mansur Wood"), as of and for the year ended December 31, 2001. As a result, the Partnership has not included the financial information of Mansur Wood in the combined condensed statement of operations presented herein. The Partnership's investment in Mansur Wood totaled $5,211,000 (unaudited) at December 31, 2002. The Partnership's estimate of its interest in the results of operations of Mansur Wood totaled $(268,000) (unaudited) for the period ended December 31, 2002. The combined condensed statement of operations presented herein for December 31, 2001 previously included a net loss of $333,000 for Mansur Wood. The combined condensed financial information presented in this footnote for 2001 has been restated to exclude the accounts of Mansur Wood.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2002, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                             For the Nine Months         For the Year
                                                                    Ended                    Ended
                                                              December 31, 2002         March 31, 2002
                                                            ----------------------     ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           16,200,256     $       17,555,917
Capital contributions  paid, net                                               -                 84,500
Equity in losses of limited partnerships                                (958,327)            (1,365,625)
Distributions received from limited partnerships                         (11,500)               (10,000)
Amortization of capitalized acquisition fees and costs                   (48,402)               (64,536)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           15,182,027     $       16,200,256
                                                            ======================     ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected financial information for the nine months ended December 31, 2002 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows (combined condensed financial information for Mansur Wood Living Center, L.P. has been excluded from the presentation below):

                                    COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                                   2002                   2001
                                                            -------------------     -----------------
                                                                                       (Restated)

Revenues                                                  $         1,690,000    $        1,459,000
                                                            -------------------     -----------------
Expenses:
  Interest expense                                                    490,000               520,000
  Depreciation and amortization                                       667,000               672,000
  Operating expenses                                                1,225,000             1,163,000
                                                            -------------------     -----------------
Total expenses                                                      2,382,000             2,355,000
                                                            -------------------     -----------------

Net loss                                                  $          (692,000)   $         (896,000)
                                                            ===================     =================
Net loss allocable to the Partnership,                    $          (690,000)   $         (894,000)
  before equity in losses of Mansur Wood
                                                            ===================
                                                                                    =================
Net loss recorded by the Partnership,                                (690,000)             (894,000)
  before equity in losses of Mansur Wood
Net loss of Mansur Wood
  recorded by the Partnership (unaudited)                            (268,000)             (333,000)
                                                            -------------------     -----------------
Net loss recorded by the Partnership                      $          (958,000)   $       (1,227,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs were $278,589 and $220,249 as of December 31, 2002 and March 31, 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

(b) Acquisition costs of 0.75% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of December 31, 2002 and March 31, 2002, the Partnership incurred acquisition costs of $185,734. Accumulated amortization was $28,284 and $22,088 as of December 31, 2002 and March 31, 2002, respectively.

(c) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $52,551 were incurred for each of the nine months ended December 31, 2002 and 2001, of which $0 and $16,795 was paid during the nine months ended December 31, 2002 and 2001, respectively.

(d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

Accrued fees and expenses due to the General Partner and affiliates consisted of the following:


                                                                December 31, 2002            March 31, 2002
                                                              -----------------------       ------------------

       Advances from WNC                                   $                 325,490     $             92,041
       Asset management fee payable                                          129,988                   77,437
                                                              -----------------------       ------------------

         Total                                             $                 455,478     $            169,478
                                                              =======================       ==================

The Partnership currently has insufficient working capital to fund operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least January 1, 2004.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                For the Quarterly Period Ended December 31, 2002
                                   (unaudited)

NOTE 6 -  ADVANCES TO LOCAL LIMITED PARTNERSHIPS
-------------------------------------------------------------

During the nine months ended December 31, 2002, the Partnership advanced $57,000 to a local limited partnership in which it has an interest. During the nine months ended December 31, 2002, the Partnership wrote off $48,000 of the above advance and received $9,000 as settlement of a lawsuit against the former local general partner of this local limited partnership. The payments ceased after three months, the settlement is in default and further legal action is being pursued.

During the nine months ended December 31, 2002, the Partnership advanced $152,000 to another local limited partnership in which it has an interest. During the nine months ended December 31, 2002, the Partnership wrote off $17,000 of the above advance. The difference of $135,000 is considered collectable as it is expected to be refunded by a government agency.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Partnership has a 99% limited partnership investment in Mansur Wood. During the year ended March 31, 2002, WNC, the General Partner of the Partnership was advised that the Local General Partner of Mansur Wood Living Center, L.P. ("Mansur Wood") was withdrawing from Mansur Wood. The withdrawing Local General Partner was a local general partner in other Illinois limited partnerships in which other WNC investment partnerships have invested. With respect to those other Illinois limited partnerships, the withdrawn Local General Partner failed to complete construction and was in default of covenants relating to certain construction loans. A settlement agreement was entered into, a condition of which was that the Local General Partner withdraw from Mansur Wood and the other WNC investment partnerships and be replaced with a WNC affiliate. Upon assuming the role of general partner, the WNC affiliate has identified a potential problem with the Mansur Wood in regards to unpaid bills, mortgage, and taxes which might require an additional infusion of cash (See Note 6). The Partnership does not have the reserves to fund the infusion and therefore it will be funded by Associates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

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

The following discussion and analysis compares the results of operations for the fiscal quarters ended December 31, 2002 and 2001, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition
-------------------

The Partnership's assets at December 31, 2002 consisted primarily of $14,000 in cash, $208,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $15,182,000 and $146,000 in other assets. Liabilities at December 31, 2002 primarily consisted of $229,000 due to Local Limited Partnerships, $130,000 in annual asset management fees, and $325,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations
---------------------

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001. The Partnership's net loss for the three months ended December 31, 2002 was $(334,000), reflecting a decrease of $(130,000) from the $(464,000) net loss for the three months ended December 31, 2001. The change was primarily due to a decrease in equity in losses of Local Limited Partnerships of $(160,000) from $(408,000) for the three months ended December 31, 2001 to $(248,000) for the three months ended December 31, 2002. Offsetting the decrease in equity in losses of Local Limited Partnerships, loss from operations increased by $(30,000) from $(56,000) for the three months ended December 31, 2001 to $(86,000) for the three months ended December 31, 2002 due to write off of advances to two Local Limited Partnerships.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. The Partnership's net loss for the nine months ended December 31, 2002 was $(1,156,000), reflecting a decrease of approximately $(264,000) from the $(1,420,000) net loss for the nine months ended December 31, 2001. The change was primarily due to a decrease in equity in losses of Local Limited Partnerships of $(269,000) from $(1,227,000) for the nine months ended December 31, 2001 to $(958,000) for the nine months ended December 31, 2002. Offsetting the decrease in equity in losses of Local Limited Partnerships, loss from operations increased by $(6,000) from $(192,000) for the nine months ended December 31, 2001 to $(198,000) for the nine months ended December 31, 2002 due to an increase in other operating expenses due to write off of advances to two Local Limited Partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows
----------

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001. Net cash increased by $13,000 during the nine months ended December 31, 2002. Net cash decreased during the nine months ended December 31, 2001 by $(83,000) reflecting a change of $96,000. The overall increase in net cash is due primarily to a $73,000 change in net cash used in operations from $(71,000) of cash used in operations for the nine months ended December 31, 2001 to $2,000 of cash provided by operations for the nine months ended December 31, 2002 due substantially to an increase in accrued payables including management fees which were not paid during the 9 months. In addition, there was an increase in net cash provided by investing activities, as no payments were made to Local Limited Partnerships on outstanding payables during the nine months ended December 31, 2002.


During the nine months ended December 31, 2002 accrued fees and expenses increased by of $286,000,and consist primarily of related party management fees and advances due to the General Partner. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

During the nine months ended December 31, 2002, the Partnership advanced $57,000 to a local limited partnership in which it has an interest. During the nine months ended December 31, 2002, the Partnership wrote off $48,000 of the above advance and received $9,000 as settlement of a lawsuit against the former local general partner of this local limited partnership. The payments ceased after three months, the settlement is in default and further legal action is being pursued.

During the nine months ended December 31, 2002, the Partnership advanced $152,000 to a local limited partnership in which it has an interest. During the nine months ended December 31, 2002, the Partnership wrote off $17,000 of the above advance.

The Partnership does not expect its future cash flows, together with its net available assets at December 31, 2002, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least January 1, 2004.

Impact of New Accounting Pronouncements
---------------------------------------

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

Item 4. Controls and Proceedures

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

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings

     A Settlement Agreement was entered into on March 26, 2002 between El Reno Housing Associates Limited Partnership ("El Reno Housing"), Ashbrooke Place Limited Partnership ("Ashbrooke Place") and E. Allen Cowen II ("Cowen"). Cowen agreed to pay El Reno Housing the sum of $250,000 in 20 monthly payments of $3,000 per month commencing on June 15, 2002, and an additional one-time payment of $190,000 due on January 31, 2004. The settlement was for a lawsuit in District Court of Oklahoma County, State of Oklahoma. As of December 31, 2002 and February 4, 2002, Cowen is in default of this agreement.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Consent Solicitation Statement dated December 2, 2002 was first sent to the Limited Partners on or about December 2, 2002.

     The General Partner has proposed that the Partnership cease reproduction and mailing of quarterly and annual financial statements to the Limited Partners, to reduce the expenses incurred by the Partnership. The Partnership will continue to prepare quarterly and annual financial statements so long as it is required to do so under the Securities and Exchange Commission Act of 1934 and submit them to the Securities and Exchange Commission. All votes were to be returned to the General Partner by February 3, 2003 to be counted. The proposal was approved by the Limited Partners and the results of the vote were 14,716.67 for the proposal, 1,936 against the proposal, and 469 abstentions.

Item 5. Other Information

     Wilfred N. Cooper, Jr. has assumed the role of Chief Executive Officer of WNC & Associates. Wilfred N. Cooper, Sr. who previously held the role of Chief Executive Officer remains the Chairman of The Board.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.

1.       NONE

(b)      Exhibits.

99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  February 24, 2003





By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  February 24, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a ignificant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003


/s/Wilfred N. Cooper, Jr.
-------------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003


/s/  Thomas J. Riha
-------------------

Vice-President - Chief Financial Officer of WNC & Associates, Inc.