Form 10-K
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2003-10-14
CIK 1036500

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer.
Yes               No      X
    -----------      ---------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner".) The chairman and president own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complexes") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated March 3, 1997 as amended on August 29, 1997 (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 2003, the Partnership had invested in fifteen Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds limited partnership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates and for the periods indicated.

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Apartment
Housing of           Theodore,      Apartment Developers,
Theodore             Alabama        Inc. and Thomas H.
                                    Cooksey               $ 1,188,000    $ 1,188,000     40       97%     $ 2,015,000    $ 1,140,000

Austin
Gateway,             Austin,        Gary L.
Ltd.                 Texas          Kersch                    131,000        131,000     10      100%         157,000        383,000

Bradley
Villas
Limited              Bradley,       Horizon
Partnership          Arkansas       Bank                      501,000        501,000     20       90%         628,000        513,000

Chillicothe
Plaza Apts.          Chillicothe,   MBL Development
L.P.                 Missouri       Co.                       972,000        972,000     28      100%       1,555,000        708,000

Concord                             New Communities,
Apartment                           LLC, a
Partners,            Orlando,       Colorado limited
L.P.                 Florida        liability Company         470,000        470,000     26      100%         782,000        277,000

El Reno                             Cowen
Housing                             Properties,
Associates                          Inc.,
Limited              El Reno,       an Oklahoma
Partnership          Oklahoma       Corporation             3,040,000      2,836,000    100       91%       4,407,000      2,358,000

Enhance,             Baton Rouge,   Olsen Securities
L.P.                 Louisiana      Corp.                     620,000        620,000     23       61%         867,000        628,000

Hillcrest            Marshalltown,  WNC &
Heights, L.P.        Iowa           Associates                609,000        609,000     32       91%         681,000        564,000

Hughes
Villas                              Billy
Limited              Hughes,        Wayne
Partnership          Arkansas       Bunn                      182,000        182,000     20       90%         337,000        755,000

                                                  ---------------------------------- -----------------------------------------------
                                                        As of March 31, 2003                       As of December 31, 2002
                                                  ---------------------------------- -----------------------------------------------
                                                      Partnership's                                  Estimated Low      Encumbrances
                                                     Total Investment    Amount of                        Income          of Local
                                   General Partner   in Local Limited    Investment  Number of            Housing          Limited
Partnership Name     Location          Name             Partnerships    Paid to Date   Units  Occupancy  Credits        Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Mansur                              Elderly
Wood                 Carbon         Living
Living               Cliff,         Development,
Center, L.P.         Illinois       Inc.                    6,446,000      6,446,000    115       96%       8,956,000              *

Mark Twain
Senior                              Thomas P.
Community                           Lam and
Limited              Oakland,       Marilyn S.
Partnership          California     Lam                       740,000        715,000    106       98%       1,145,000      1,419,000

Murfreesboro                        Murfreesboro
Villas                              Industrial
Limited              Murfreesboro,  Development
Partnership          Arkansas       Corporation               685,000        685,000     24       71%         130,000              *

Spring Valley                       Spring
Terrace                             Valley
Apartments,          Mayer,         Terrace,
LLC                  Arizona        Inc.                      716,000        716,000     20       80%         590,000        720,000

United                              Harold E.
Development                         Buehler, Sr.
Co.,                 Memphis,       and Jo Ellen
L.P. - 97.1          Tennessee      Buehler                 1,845,000      1,845,000     40       97%       2,693,000        877,000

United                              Harold E.
Development                         Buehler, Sr.
Co.,                 Memphis,       and Jo Ellen
L.P. - 97.2          Tennessee      Buehler                   743,000        743,000     20      100%       1,061,000        368,000
                                                         ------------   ------------   ----      ----    ------------   ------------

                                                         $ 18,888,000   $ 18,659,000    624       91%    $ 26,004,000   $ 10,710,000
                                                         ============   ============   ====      ====    ============   ============

*   Results of Mansur Wood Living Center, L.P. and Murfreesboro Villas, L.P. have not been audited and have thus been excluded.  See
    Note 2 to the financial statements and report of independent certified public accountants.


                                                --------------------------------------------------------------------
                                                               For the year ended December 31, 2002
                                                --------------------------------------------------------------------
                                                                                              Low Income Housing
               Partnership Name                      Rental Income          Net Loss           Credits Allocated
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore                                 $ 151,000        $ (78,000)                    98.99%

Austin Gateway, Ltd.                                             60,000          (37,000)                    99.98%

Bradley Villas Limited Partnership                               64,000          (28,000)                    99.00%

Chillicothe Plaza Apts. L.P.                                    100,000          (12,000)                    99.97%

Concord Apartment Partners, L.P.                                104,000          (24,000)                    99.98%

El Reno Housing Associates Limited Partnership                  465,000         (241,000)                    99.98%

Enhance, L.P.                                                    66,000          (64,000)                    99.98%

Hillcrest Heights, L.P.                                         159,000          (21,000)                    99.99%

Hughes Villas Limited Partnership                                88,000          (34,000)                    99.00%

Mansur Wood Living Center, L.P.                                       *                *                     99.98%

Mark Twain Senior Community Limited Partnership                 561,000          (58,000)                    98.99%

Murfreesboro Villas Limited Partnership                               *                *                     99.00%

Spring Valley Terrace Apartments, LLC                            50,000          (45,000)                    99.98%

United Development Co., L.P. - 97.1                             302,000          (64,000)                    99.98%

United Development Co., L.P. - 97.2                             116,000          (23,000)                    99.98%
                                                            -----------        ----------
                                                            $ 2,286,000        $(729,000)
                                                            ===========        ==========

*   Results of Mansur Wood Living Center, L.P. and Murfreesboro Villas, L.P. have not been audited and have thus been excluded.  See
    Note 2 to the financial statements and report of independent certified public accountants.

Item 3.Legal Proceedings

NONE

Item 4.Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)    At March 31, 2003, there were 1,359 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2002.

Item 5a.

NOT APPLICABLE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                             March 31                                        December 31
                             --------------------------------------------------------------------------    --------------

                                2003         2002            2001            2000             1999             1998
                             -----------  ------------    ------------   -------------    -------------    --------------
ASSETS

Cash and cash equivalents  $     22,868 $       1,288   $      90,481  $      574,137   $    3,103,129   $     3,521,888
Funds held in escrow
  disbursement account          208,778       204,125         256,649         243,595        4,834,997         5,505,543
Marketable securities                 -             -               -          50,073                -                 -
Subscriptions and notes
  receivable                          -             -               -               -           38,600           879,800
Investments in limited
  partnerships, net          14,954,813    16,200,256      17,555,917      19,293,654       19,968,445        19,927,953
Loans receivable                      -             -               -               -                -                 -
Other assets                    209,772        11,113          18,822          23,798           30,814            68,482
                             -----------  ------------    ------------   -------------    -------------    --------------

                           $ 15,396,231 $  16,416,782   $  17,921,869  $   20,185,257   $   27,975,985   $    29,903,666
                             ===========  ============    ============   =============    =============    ==============
LIABILITIES

Payables to limited
  partnerships             $    229,030 $     229,030   $     229,030  $      272,207   $    6,131,391   $     8,051,777
Accrued fees and expenses
  due to general partner
  and affiliates                526,470       169,478          66,298         123,718          159,973            97,387
                             -----------  ------------    ------------   -------------    -------------    --------------

                                755,500       398,508         295,328         395,925        6,291,364         8,149,164
                             -----------  ------------    ------------   -------------    -------------    --------------

PARTNERS' EQUITY             14,640,731    16,018,274      17,626,541      19,789,332       21,684,621        21,754,502
                             -----------  ------------    ------------   -------------    -------------    --------------

                           $ 15,396,231 $  16,416,782   $  17,921,869  $   20,185,257   $   27,975,985   $    29,903,666
                             ===========  ============    ============   =============    =============    ==============

Selected results of operations, cash flows, and other information for the Partnership are as follows:

                                                                                                For the
                                                                                             Three Months      For the Year
                                                 For the Years Ended                            Ended            Ended
                                                      March 31                                 March 31        December 31
                             ------------------------------------------------------------    --------------    -------------
                                2003             2002          2001             2000             1999              1998
                             ------------     -----------   ------------    -------------    --------------    -------------
  operations               $    (196,636)   $   (242,642) $    (358,909)$       (458,580) $        (21,156)$        164,828
Realized loss -
  marketable securities                -               -              -         (188,483)                -                -
Equity in (losses)
  income of limited
  partnerships                (1,180,907)     (1,365,625)    (1,803,882)      (1,139,225)          (22,000)        (110,194)
                             ------------     -----------   ------------    -------------    --------------    -------------
Net (loss) income          $  (1,377,543)   $ (1,608,267) $  (2,162,791)$     (1,786,288) $        (43,156)$         54,634
                             ============     ===========   ============    =============    ==============    =============

Net (loss) income
  allocated to:
  General Partner          $     (13,775)   $    (16,083) $     (21,628)$        (17,863) $           (431)$            546
                             ============     ===========   ============    =============    ==============    =============
  Limited Partners         $  (1,363,768)   $ (1,592,184) $  (2,141,163)$     (1,768,425) $        (42,725)$         54,088
                             ============     ===========   ============    =============    ==============    =============

Net (loss) income per
  limited partner unit     $      (54.55)   $     (63.69) $      (85.65)$         (70.74) $          (1.71)$           2.57
                             ============     ===========   ============    =============    ==============    =============

Outstanding weighted
  limited partner units           25,000          25,000         25,000           25,000            25,000           21,008
                             ============     ===========   ============    =============    ==============    =============


                                                                                               For the
                                                                                                Three          For the
                                                 For the Years Ended                         Months Ended     Year Ended
                                                     March 31                                  March 31      December 31
                            ------------------------------------------------------------     -------------   -------------
                               2003           2002            2001            2000               1999            1998
                            ------------    ----------    -------------   --------------     -------------   -------------

Net cash provided by
  (used in):
  Operating activities    $     (13,473) $    (17,046)  $      (59,867) $      (209,600)   $       15,016  $     (115,775)
  Investing activities           35,053       (72,147)        (423,789)      (2,248,991)       (1,248,250)    (14,513,730)
  Financing activities                -             -                -          (70,401)          814,475      13,261,819
                            ------------    ----------    -------------   --------------     -------------   -------------
Net change in cash and
  cash equivalents               21,580       (89,193)        (483,656)      (2,528,992)         (418,759)     (1,367,686)

Cash and cash
  equivalents, beginning
  of period                       1,288        90,481          574,137        3,103,129         3,521,888       4,889,574
                            ------------    ----------    -------------   --------------     -------------   -------------
Cash and cash
  equivalents, end of
  period                  $      22,868   $     1,288   $       90,481  $       574,137    $    3,103,129  $    3,521,888
                            ============    ==========    =============   ==============     =============   =============


Low Income Housing Credit per Unit was as follows for the years ended December 31:

                              2002            2001             2000              1999             1998
                          -------------   -------------    --------------   ---------------   --------------

Federal                 $          110  $          111   $            84  $             48  $            21
State                                -               -                 -                 -                -
                          -------------   -------------    --------------   ---------------   --------------

Total                   $          110  $          111   $            84  $             48  $            21
                          =============   =============    ==============   ===============   ==============

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Company believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years.

Equity in losses of the Local Limited Partnerships for each year ended March 31 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income.

Income Taxes

No provision for income taxes has been recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

Certain Risks and Uncertainties

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

Financial Condition

The Partnership's assets at March 31, 2003 consisted primarily of $23,000 in cash, $209,000 in cash in escrow, and aggregate investments in the fifteen Local Limited Partnerships of $14,955,000. Liabilities at March 31, 2003 primarily consisted of $229,000 due to limited partnerships, $148,000 in annual asset management fees payable and $379,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(1,378,000), reflecting a decrease of $(230,000) from the net loss $(1,608,000) experienced for the year ended March 31, 2002. The change is primarily due to a decrease in equity in losses of limited partnerships of $(185,000) to $(1,181,000) for the year ended March 31, 2003 from $(1,366,000) for the year ended March 31, 2002 and a decrease in operating expenses of $31,000. The decrease in operating expenses is primarily due to a decrease in advances to a Local Limited Partnership written off totaling $9,000 and a decrease in other expenses of $22,000. In addition to the decrease in operating expenses, reporting fee income increased by $18,000 offset by a decrease in interest income of $6,000 during the year ended March 31, 2003.

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

Liquidity and Capital Resources

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002. The net increase in cash during the year ended March 31, 2003 was $22,000, compared to a net decrease in cash for the year ended March 31, 2002 of $(89,000). The change of $111,000 was primarily due to an increase in cash provided by investing activities of $107,000. The increase in cash provided by investing activities results primarily from approximately $287,000 advanced from the General Partner of which $247,000 was then advanced to Local Limited Partnerships an addition there was a decrease of $85,000 relating to the purchase of Limited Partnership interests. Additionally, there was an increase of $4,000 provided by operating activities.

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

Other Matters

As of July 16, 2003, the Partnership had not obtained audited financial statements for two of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood"), as of and for the years ended December 31, 2002 and 2001 and Murfreesboro Villas, L.P., ("Murfreesboro") as of and for the year ended December 31, 2002. As a result of this limitation in scope, the Partnership's Independent Certified Public Accountants have qualified their report with respect to their audits of the Partnership's 2003 and 2002 financial statements. Furthermore, the Partnership has not included the financial information of Mansur Wood and Murfreesboro in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Mansur Wood totaled $5,069,000 (unaudited) and $5,479,000 (unaudited) at March 31, 2003 and 2002, respectively. The Partnership's investment in Murfreesboro totaled $422,000 (unaudited) as of March 31, 2003. The Partnership's interest in the results of operations of Mansur Wood totaled $410,000 (unaudited) and $(514,000) (unaudited) for the years ended March 31, 2003 and 2002, respectively. The Partnership's interest in the results of operations of Murfreesboro totaled $85,000 (unaudited) for the year ended March 31, 2003.

Through March 31, 2003, the Partnership advanced cash in the amount of $729,043 to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $729,043 of advances, $48,559, $40,226 and $229,015 was written off during the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership did receive $9,000 in payments from the Local Limited Partnership. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements. During the fiscal year end March 31, 2003, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately
100% of the units. Such certifications have enabled the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow.

During the fiscal year ended March 31, 2003, the Partnership advanced approximately $199,000 to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the current year property taxes. Subsequent to year end, Mansur Wood was awarded a reduction in property taxes by the Property Tax Appeal Board. Therefore, the Partnership determined the recoverability of these advances to be probable and, accordingly, a reserve did not appear necessary.

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

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC and Associates, Inc. has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through August 31, 2004.


Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2003:

                                    2004          2005         2006        2007        2008       Thereafter    Total
                                  ----------   -----------  -----------  ----------  ----------  -----------  -----------

Asset Management Fees           $   217,573  $     70,068 $     70,068 $    70,068 $    70,068 $  3,082,992 $  3,580,837
Capital Contributions Payable
   to Lower Tier Partnerships       229,030             -            -           -           -            -      229,030
                                  ----------   -----------  -----------  ----------  ----------  -----------  -----------
Total contractual cash
   obligations                  $   446,603  $     70,068 $     70,068 $    70,068 $    70,068 $  3,082,992 $  3,809,867
                                  ==========   ===========  ===========  ==========  ==========  ===========  ===========

(1) Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2052. Amounts due to the General Partners as of March 31, 2003 have been included in the 2004 column.

For   additional   information  on  our  Asset   Management   Fees  and  Capital
Contributions Payable to Lower Tier Partnerships, see Notes 3 and 5 to the financial statements included elsewhere herein.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we are continuing our review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations. In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 47% and 48% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 56%, 49% and 98% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

As more thoroughly discussed in Note 2 to the financial statements, the Partnership was unable to obtain audited financial statements for Mansur Wood Living Center, L.P., ("Mansur Wood"), as of and for the years ended December 31, 2002 and 2001, respectively. The Partnership's investment in Mansur Wood totaled $5,069,000 (unaudited) and $5,479,000 (unaudited) as of March 31, 2003 and 2002, respectively. The Partnership's equity interest in the net losses of Mansur Wood totaled $410,000 (unaudited) and $514,000 (unaudited) for the years ended March 31, 2003 and 2002, respectively. The Partnership was also unable to obtain audited financial statements for Murfreesboro Villas, L.P. ("Murfreesboro"), as of and for the year ended December 31, 2002. The Partnership's investment in Murfreesboro totaled $422,000 (unaudited) as of March 31, 2003. The
Partnership's equity interest in the net loss of Murfreesboro totaled $85,000 (unaudited) for the year ended March 31, 2003.

In our opinion, except for the effects of such adjustments and disclosures, if any, as might have been determined to be necessary had audits of the 2002 and 2001 financial statements of Mansur Wood and the 2002 financial statements of Murfreesboro been obtained, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 3 to the accompanying financial statements, WNC & Associates, Inc., has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2004.



                                      /s/      BDO SEIDMAN, LLP

Costa Mesa, California
July 16, 2003

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                                                March 31
                                                                                    ----------------------------------
                                                                                         2003               2002
                                                                                    ---------------    ---------------

ASSETS

Cash and cash equivalents                                                         $         22,868   $          1,288
Funds held in escrow disbursement account                                                  208,778            204,125
Investments in limited partnerships (Notes 2 and 3)                                     14,954,813         16,200,256
Other assets (Note 7)                                                                      209,772             11,113
                                                                                    ---------------    ---------------

                                                                                  $     15,396,231   $     16,416,782
                                                                                    ===============    ===============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)                                      $        229,030   $        229,030
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                                                       526,470            169,478
                                                                                    ---------------    ---------------

     Total liabilities                                                                     755,500            398,508
                                                                                    ---------------    ---------------

Commitments and contingencies

Partners' equity (deficit)
   General Partner                                                                        (102,685)           (88,910)
   Limited Partners (25,000 units authorized,
     25,000 units issued and outstanding)                                               14,743,416         16,107,184
                                                                                    ---------------    ---------------

     Total partners' equity                                                             14,640,731         16,018,274
                                                                                    ---------------    ---------------

                                                                                  $     15,396,231   $     16,416,782
                                                                                    ===============    ===============

                 See accompanying notes to financial statements
                                       18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                      For the Years
                                                                      Ended March 31
                                                    ---------------------------------------------------
                                                        2003               2002              2001
                                                    -------------      -------------     --------------

Interest income                                   $        4,742     $       10,758    $        27,074
Reporting fees                                            18,500                  -             26,000
Other income                                               2,250                  -                  -
                                                    -------------      -------------     --------------

Total income                                              25,492             10,758             53,074
                                                    -------------      -------------     --------------


Operating expenses:
   Amortization (Notes 2 and 3)                           64,536             64,536             64,536
   Asset management fees (Note 3)                         70,068             70,068             69,869
   Write off of advances to Local Limited
    Partnerships (Note 7)                                 48,559             57,880            229,015
   Other                                                  38,965             60,916             48,563
                                                    -------------      -------------     --------------

    Total operating expenses                             222,128            253,400            411,983
                                                    -------------      -------------     --------------

Loss from operations                                    (196,636)          (242,642)          (358,909)

Equity in losses of limited
  partnerships (Note 2)                               (1,180,907)        (1,365,625)        (1,803,882)
                                                    -------------      -------------     --------------

Net loss                                          $   (1,377,543)    $   (1,608,267)   $    (2,162,791)
                                                    =============      =============     ==============

Net loss allocated to:
   General Partner                                $      (13,775)    $      (16,083)   $       (21,628)
                                                    =============      =============     ==============

   Limited Partners                               $   (1,363,768)    $   (1,592,184)   $    (2,141,163)
                                                    =============      =============     ==============

Net loss per limited partner unit                 $       (54.55)    $       (63.69)   $        (85.65)
                                                    =============      =============     ==============

Outstanding weighted limited partner units                25,000             25,000             25,000
                                                    =============      =============     ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                For the Years Ended March 31, 2003, 2002 and 2001

                                                               General            Limited              Total
                                                               Partner            Partners
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $        (51,199) $      19,840,531    $     19,789,332

Net loss                                                           (21,628)        (2,141,163)         (2,162,791)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2001                       (72,827)        17,699,368          17,626,541

Net loss                                                           (16,083)        (1,592,184)         (1,608,267)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2002                       (88,910)        16,107,184          16,018,274

Net loss                                                           (13,775)        (1,363,768)         (1,377,543)
                                                            ---------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2003              $       (102,685) $      14,743,416    $     14,640,731
                                                            ===============    ===============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                          For the Years
                                                                         Ended March 31
                                                          ----------------------------------------------

                                                              2003            2002             2001
                                                          -------------   --------------   -------------

Cash flows from operating activities:
   Net loss                                             $   (1,377,543) $    (1,608,267) $   (2,162,791)
   Adjustments  to  reconcile  net  loss to net  cash
    used in operating activities:
    Amortization                                                64,536           64,536          64,536
    Equity in losses of limited partnerships                 1,180,907        1,365,625       1,803,882
    Write off of advances to Local Limited
     Partnership                                                48,559           57,880         229,015
    Change in amounts due from affiliates                            -                -           4,976
    Change in accrued fees and expenses due to
     general partner and affiliates                             70,068          103,180             515
                                                          -------------   --------------   -------------

Net cash used in operating activities                          (13,473)         (17,046)        (59,867)
                                                          -------------   --------------   -------------

Cash flows from investing activities:
   Investments in limited partnerships                               -          (84,500)       (173,858)
   Funds held in escrow disbursement account                    (4,653)          52,524         (13,054)
   Sale (purchase) of marketable securities                          -                -          50,073
   Distributions from limited partnerships                           -           10,000               -
   Advances to Local Limited Partnerships                     (247,218)         (50,171)       (286,950)
   Advances from WNC                                           286,924                -               -
                                                          -------------   --------------   -------------

Net cash used in investing activities                           35,053          (72,147)       (423,789)
                                                          -------------   --------------   -------------

Net increase (decrease) in cash and cash equivalents            21,580          (89,193)       (483,656)

Cash and cash equivalents, beginning of period                   1,288           90,481         574,137
                                                          -------------   --------------   -------------

Cash and cash equivalents, end of period                $       22,868  $         1,288  $       90,481
                                                          =============   ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                           $          800  $           800  $          800
                                                          =============   ==============   =============

                 See accompanying notes to financial statements
                                       21

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the "Partnership"), was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

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

                For the Years Ended March 31, 2003, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Risks and Uncertainties
-----------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credit s and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001

With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. To date no properties in the Partnership have been selected.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnerships' are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

Losses from limited partnerships for the years ended March 31, 2003, 2002 and 2001 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of March 31, 2003, 2002 and 2001.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of March 31, 2003 and 2002, the Partnership had no cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

Reporting Comprehensive Income
------------------------------

The Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Partnership had no items of other comprehensive income during the years ended March 31, 2003, 2002 and 2001, as defined by SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Partnership's financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001

May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which updates accounting and reporting standards for personnel and operational restructurings. The Partnership adopted SFAS No. 146 for exit, disposal or other restructuring activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Partnership's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The adoption of FIN 46 did not have a material impact on the Partnership's financial position or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of March 31, 2003 and 2002, the Partnership had acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 627 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of July 16, 2003, the Partnership had not obtained audited financial statements for two of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood"), as of and for the years ended December 31, 2002 and 2001 and Murfreesboro Villas, L.P., ("Murfreesboro") as of and for the year ended December 31, 2002. As a result of this limitation in scope, the Partnership's Independent Certified Public Accountants have qualified their report with respect to their audits of the Partnership's 2003 and 2002 financial statements. Furthermore, the Partnership has not included the financial information of Mansur Wood and Murfreesboro in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Mansur Wood totaled $5,069,000 (unaudited) and $5,479,000 (unaudited) at March 31, 2003 and 2002, respectively. The Partnership's investment in Murfreesboro totaled $422,000 (unaudited) as of March 31, 2003. The Partnership's interest in the results of operations of Mansur Wood totaled $(410,000) (unaudited) and $(514,000) (unaudited) for the years ended March 31, 2003 and 2002, respectively. The Partnership's interest in the results of operations of Murfreesboro totaled $(85,000) (unaudited) for the year ended March 31, 2003. The combined condensed financial statements presented herein for December 31, 2001 previously included total assets of $1,127,000 and net losses of $46,000 for Murfreesboro. The combined condensed financial statements presented herein for December 31, 2000 previously included net losses of $44,000 for Murfreesboro. The combined condensed financial information presented in this footnote for 2001 and 2000 has been restated to exclude the accounts of Murfreesboro. Furthermore, the financial information of Mansur Wood has been excluded for all periods presented in the combined condensed financial statements.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2003 and 2002, are approximately $7,158,000 and $7,676,000, respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5). The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31 and due to the exclusion of Mansur Wood and Murfreesboro from the combined condensed financial information.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of March 31, 2003, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                        For the Years Ended
                                                                             March 31
                                                       ------------------------------------------------------

                                                            2003               2002                2001
                                                       ----------------   ----------------    ---------------

Investments per balance sheet,
   beginning of period                               $      16,200,256  $      17,555,917   $     19,293,654
Capital contributions paid                                           -             84,500            130,681
Distributions received                                               -            (10,000)                 -
Equity in losses of limited partnerships                    (1,180,907)        (1,365,625)        (1,803,882)
Amortization of capitalized acquisition fees
   and costs                                                   (64,536)           (64,536)           (64,536)
                                                       ----------------   ----------------    ---------------

Investments per balance sheet,
   end of period                                     $      14,954,813  $      16,200,256   $     17,555,917
                                                       ================   ================    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Mansur Wood Living Center, L.P. and Murfreesboro Villas, L.P. has been excluded from the presentation below):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                     2002               2001
                                                                                                     (Restated)
                                                                                ---------------    ---------------
ASSETS

Land                                                                          $      2,132,000   $      2,132,000
Buildings and improvements, net of accumulated
  depreciation for 2002 and  2001 of $4,089,000 and
  $3,257,000, respectively                                                          18,047,000         18,870,000
Other assets                                                                           929,000            840,000
                                                                                ---------------    ---------------

                                                                              $     21,108,000   $     21,842,000
                                                                                ===============    ===============

LIABILITIES

Mortgage and construction loans payable                                       $     10,710,000   $     10,802,000
Due to related parties                                                               2,280,000          2,219,000
Other liabilities                                                                      472,000            409,000
                                                                                ---------------    ---------------

                                                                                    13,462,000         13,430,000
                                                                                ---------------    ---------------

PARTNERS' CAPITAL

WNC Housing Tax Credit Fund VI, L.P., Series 5                                       7,797,000          8,524,000
Other partners                                                                        (151,000)          (112,000)
                                                                                ---------------    ---------------

                                                                                     7,646,000          8,412,000
                                                                                ---------------    ---------------

                                                                              $     21,108,000   $     21,842,000
                                                                                ===============    ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2002                2001               2000
                                                                                  (Restated)         (Restated)
                                                            ---------------     ---------------    ---------------

Revenues                                                  $      2,322,000    $      2,198,000   $      1,890,000
                                                            ---------------     ---------------    ---------------

Expenses:
  Operating expenses                                             1,564,000           1,597,000          1,517,000
  Interest expense                                                 641,000             629,000            668,000
  Depreciation and amortization                                    846,000             848,000            857,000
                                                            ---------------     ---------------    ---------------

Total expenses                                                   3,051,000           3,074,000          3,042,000
                                                            ---------------     ---------------    ---------------

Net loss                                                  $       (729,000)   $       (876,000) $      (1,152,000)
                                                            ===============     ===============    ===============

Net loss allocable to the Partnership, before equity
  in losses of Mansur Wood and Murfreesboro               $       (727,000)   $       (875,000) $      (1,148,000)
                                                            ===============     ===============    ===============

Net loss recorded by the Partnership, before equity in
  losses of Mansur Wood and Murfreesboro                  $       (686,000)   $       (806,000) $      (1,316,000)

Net loss of Mansur Wood recorded by the Partnership
  (unaudited 2002 and 2001)                                       (410,000)           (514,000)          (444,000)

Net loss of Murfreesboro recorded by the Partnership
  (unaudited 2002)                                                 (85,000)            (46,000)           (44,000)
                                                            ---------------     ---------------    ---------------

Net loss recorded by the Partnership                      $     (1,181,000)         (1,366,000) $      (1,804,000)
                                                            ===============     ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partner may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or their affiliates for the following items:

       Acquisition fees of up to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of March 31, 2003 and 2002, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $293,174 and $234,834, as of March 31, 2003 and 2002, respectively.

       Reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of March 31, 2003 and 2002, the Partnership incurred acquisition costs of $185,734, which have been included in investments in limited partnerships. Accumulated amortization of these capitalized costs was $29,833 and $23,637, as of March 31, 2003 and 2002, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

       An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $70,068, $70,068 and $69,869 were incurred during the years ended March 31, 2003, 2002 and 2001, respectively, of which $0, $16,795 and $67,180 were paid during the years ended March 31, 2003, 2002 and 2001, respectively.

       A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consisted of the following as of:

                                                                                          March 31
                                                                            --------------------------------------

                                                                                  2003                 2002
                                                                            -----------------     ----------------

Asset management fee payable                                              $          147,505    $          77,437

Advances from WNC                                                                    378,965               92,041
                                                                            -----------------     ----------------

Total                                                                     $          526,470    $         169,478
                                                                            =================     ================

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2004.

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                              June 30           September 30        December 31          March 31
                                           ---------------     ---------------     ---------------     --------------

                 2003
                 ----

Income                                   $              -    $              -    $              -    $        25,000

Operating expenses                                (47,000)            (66,000)            (86,000)           (23,000)

Equity in losses of limited
     partnerships                                (355,000)           (355,000)           (248,000)          (223,000)

Net loss                                         (402,000)           (421,000)           (334,000)          (221,000)

Loss available to limited partners               (398,000)           (416,000)           (331,000)          (219,000)

Loss per limited partner unit                         (16)                (17)                (13)                (9)

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Years Ended March 31, 2003, 2002 and 2001


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued
---------------------------------------------------------------

                                              June 30           September 30        December 31          March 31
                                           ---------------     ---------------     ---------------    ---------------

                 2002
                 ----

Income                                   $              -    $              -    $              -   $         11,000

Operating expenses                                (47,000)            (90,000)            (56,000)           (60,000)

Equity in losses of limited
     partnerships                                (409,000)           (409,000)           (408,000)          (140,000)

Net loss                                         (456,000)           (499,000)           (464,000)          (189,000)

Loss available to limited partners               (452,000)           (494,000)           (460,000)          (186,000)

Loss per limited partner unit                         (18)                (20)                (18)                (7)

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

NOTE 7 - WRITE OFF OF ADVANCES TO A LOCAL LIMITED PARTNERSHIP
-------------------------------------------------------------

Through March 31, 2003, the Partnership advanced cash in the amount of $729,043 to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $729,043 of advances, $48,559, $40,226 and $229,015 was written off during the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership did receive $9,000 in payments from the Local Limited Partnership. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements. During the fiscal year end March 31, 2003, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately
100% of the units. Such certifications have enabled the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow.

During the fiscal year ended March 31, 2003, the Partnership advanced approximately $199,000 to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the current year property taxes. Subsequent to year end, Mansur Wood was awarded a reduction in property taxes by the Property Tax Appeal Board. Therefore, the Partnership determined the recoverability of these advances to be probable and, accordingly, a reserve did not appear necessary.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

The  Partnership has no directors,  executive  officers or employees of its own.
The following biographical information is presented for the directors, executive
officers  and   significant   employees  of  Associates,   which  has  principal
responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:
Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
David C. Turek                        Senior Vice President - Originations
Thomas J. Riha, CPA                   Vice President - Chief Financial Officer
Michael J. Gaber                      Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management
J. Brad Hurlbut                       Director of Syndications

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr.

Wilfred N. Cooper, Sr., age 72, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 40, is President, Chief Executive Officer, Secretary and a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable
                                                                      ----------
Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit
---------------     -------------------
Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 50, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester  P.  Garban,   age  57,  is  Senior  Vice  President  -  Institutional
Investments of Associates. Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

David C. Turek, age 48, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Thomas J. Riha, age 47, is Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael J. Gaber, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 37, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

J. Brad Hurlbut, age 43, is Director of Syndications of Associates. He is responsible for the financial structuring of WNC's institutional funds. Mr. Hurlbut has 20 years of experience in real estate investment and development. Prior to joining WNC in 2000, he served as corporate controller for Great Western Hotels Corporation. Mr. Hurlbut has been an enrolled agent licensed to practice before the IRS since 1984. He graduated from the University of Redlands in 1981 with a Bachelor of Science degree in business management and from California State University, Fullerton in 1985 with a Master of Science degree in taxation.

Kay L. Cooper, age 66, is a Director of Associates Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

 (f)      Involvement in Certain Legal Proceedings
          ----------------------------------------

          Inapplicable.

(g)       Promoters and Control Persons
          -----------------------------

          Inapplicable.

(h)       Audit Committee Financial Expert
          --------------------------------

          Neither the Partnership nor Associates has an audit committee.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

 (a)      Annual  Asset  Management  Fee. An annual asset  management  fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's
          Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $70,000, were incurred for all of the years ended March 31, 2003, 2002 and 2001. The Partnership paid the General Partner or its affiliates $0, $17,000 and $67,000, of those fees during the years ended March 31, 2003, 2002 and 2001, respectively.

(b) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $0, $113,000 and $55,000, during the years ended March 31, 2003, 2002 and 2001, respectively, expended by such persons on behalf of the Partnership.

(c) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(d) Interest in Partnership. The General Partner will receive 1% of the Low Income Housing Credits. The General Partner was allocated Low Income Housing Credits of $679, $28,094 and $21,257 for the years ended December 31, 2003, 2002 and 2001, respectively. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years ended March 31, 2003, 2002 and 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)       Securities Authorized for Issuance Under Equity Compensation Plans
          ------------------------------------------------------------------

         Inapplicable

(b)       Security Ownership of Certain Beneficial Owners
          -----------------------------------------------

          No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)       Security Ownership of Management
          --------------------------------

          Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)       Changes in Control
          ------------------

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

Item 14. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:
          ------------------------------------------------

          Report of Independent Certified Public Accountants
          Balance Sheets, March 31, 2003 and 2002
          Statements of Operations for the years ended March 31, 2003, 2002 and
            2001
          Statements of Partners' Equity (Deficit) for the years ended March 31,
            2003, 2002 and 2001
          Statements of Cash Flows for the years ended March 31, 2003, 2002 and
            2001
          Notes to Financial Statements

(a)(2)    Financial statement schedules included in Part IV hereof:
          ---------------------------------------------------------

          Report of Independent Certified Public Accountants on Financial Statement Schedules Schedule III - Real Estate Owned by Local Limited Partnerships

(b)       Reports on Form 8-K.
          --------------------

1.        None

(c)       Exhibits.
          ---------

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

10.16 Second Amended and Restated Agreement of Limited Partnership of Austin Gateway, Ltd.

99.1      Certification of the Principal Executive Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2      Certification of the Principal Financial Officer pursuant to 18 U.S.C.
          section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(d)       Financial  statement  schedules  follow,  as set  forth in  subsection
          ----------------------------------------
          (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The audits referred to in our report dated July 16, 2003, relating to the 2003, 2002 and 2001 financial statements of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules, listed in Item 15(a)2, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of the Partnership to obtain audited financial statements of two Local Limited Partnerships and an emphasis paragraph related to the Partnership's insufficient working capital.

In our opinion, except for the effect of such audit scope limitation, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                       /s/      BDO SEIDMAN, LLP


Costa Mesa, California
July 16, 2003

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing         Theodore,
of Theodore               Alabama              $ 1,188,000    $ 1,188,000    $ 1,140,000     $ 2,346,000   $ 323,000     $ 2,023,000

Austin Gateway,           Austin,
Ltd.                      Texas                    131,000        131,000        383,000         647,000      76,000         571,000

Bradley Villas
Limited                   Bradley,
Partnership               Arkansas                 501,000        501,000        513,000       1,000,000     146,000         854,000

Chillicothe               Chillicothe,
Plaza Apts. L.P.          Missouri                 972,000        972,000        708,000       1,899,000     165,000       1,734,000

Concord Apartment         Orlando,
Partners, L.P.            Florida                  470,000        470,000        277,000         445,000     122,000         323,000

El Reno Housing
Associates
Limited                   El Reno,
Partnership               Oklahoma               3,040,000      2,836,000      2,358,000       5,984,000     879,000       5,105,000

Enhance,                  Baton Rouge,
L.P.                      Louisiana                620,000        620,000        628,000       1,417,000     258,000       1,159,000


Hillcrest                 Marshalltown,
Heights, L.P.             Iowa                     609,000        609,000        564,000       1,218,000     152,000       1,066,000

Hughes Villas
Limited                   Hughes,
Partnership               Arkansas                 182,000        182,000        755,000         986,000     193,000         793,000

Mansur Wood
Living Center,            Carbon Cliff,
L.P.                      Illinois               6,446,000      6,446,000              *               *           *               *

Mark Twain Senior
Community Limited         Oakland,
Partnership               California               740,000        715,000      1,419,000       2,693,000     969,000       1,724,000

Murfreesboro
Villas Limited            Murfreesboro,
Partnership               Arkansas                 685,000        685,000              *               *           *               *


*    Results of Mansur Wood Living Center, L.P. and Murfreesboro, L.P. have not been audited and have thus been excluded.  See Note
     2 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2003                            As of December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley
Terrace
Apartments,               Mayer,
LLC                       Arizona                  716,000        716,000        720,000       1,449,000     170,000       1,279,000

United
Development               Memphis,
Co., L.P. - 97.1          Tennessee              1,845,000      1,845,000        877,000       3,099,000     409,000       2,690,000

United
Development               Memphis,
Co., L.P. - 97.2          Tennessee                743,000        743,000        368,000       1,087,000     226,000         861,000
                                               ------------   -----------    -----------     -----------  ----------     -----------
                                               $18,888,000    $18,659,000    $10,710,000     $24,270,000  $4,088,000     $20,182,000
                                               ============   ===========    ===========     ===========  ==========     ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2003

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2002
                                     -------------------------------------------------------------------------------
                                                                      Year
                                                                   Investment               Estimated Useful Life
          Partnership Name           Rental Income    Net Loss      Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore             $ 151,000    $ (78,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         60,000      (37,000)     2000       Completed           40.0

Bradley Villas Limited Partnership           64,000      (28,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                100,000      (12,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.            104,000      (24,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 465,000     (241,000)     1998       Completed           40.0

Enhance, L.P.                                66,000      (64,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     159,000      (21,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            88,000      (34,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.                   *            *      1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 561,000      (58,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                       *            *      1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          50,000      (45,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            302,000      (64,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         116,000      (23,000)     1998       Completed           27.5
                                         ----------    ----------
                                         $2,286,000    $(729,000)
                                         ==========    ==========

*    Results of Mansur Wood Living Center, L.P. and Murfreesboro Villas, L.P. have not been audited and have thus been excluded.  See Note 2 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing         Theodore,
of Theodore               Alabama              $ 1,188,000    $ 1,188,000    $ 1,140,000     $ 2,346,000   $ 244,000     $ 2,102,000

Austin                    Austin,
Gateway, Ltd.             Texas                    131,000        131,000        388,000         647,000      60,000         587,000

Bradley Villas            Bradley,
Limited Partnership       Arkansas                 501,000        501,000        520,000         999,000     115,000         884,000

Chillicothe               Chillicothe,
Plaza Apts. L.P.          Missouri                 972,000        972,000        727,000       1,899,000     119,000       1,780,000

Concord Apartment         Orlando,
Partners, L.P.            Florida                  470,000        470,000        281,000         445,000      98,000         347,000

El Reno Housing
Associates Limited        El Reno,
Partnership               Oklahoma               3,040,000      2,836,000      2,367,000       5,984,000     650,000       5,334,000

Enhance,                  Baton Rouge,
L.P.                      Louisiana                620,000        620,000        636,000       1,416,000     199,000       1,217,000

Hillcrest                 Marshalltown,
Heights, L.P.             Iowa                     609,000        609,000        574,000       1,219,000     117,000       1,102,000

Hughes Villas             Hughes,
Limited Partnership       Arkansas                 182,000        182,000        758,000         986,000     164,000         822,000

Mansur Wood               Carbon Cliff,
Living Center, L.P.       Illinois               6,446,000      6,446,000              *               *           *               *

Mark Twain Senior
Community Limited         Oakland,
Partnership               California               740,000        715,000      1,433,000       2,693,000     875,000       1,818,000

Murfreesboro
Villas Limited            Murfreesboro,
Partnership               Arkansas                 685,000        685,000              *               *           *               *


*    Results of Mansur Wood Living Center, L.P. have not been audited and have thus been excluded. Results of Murfreesboro Villas,
     L.P. were not audited in 2002 and have thus been excluded to aid comparability. See Note 2 to the financial statements and report of independent certified public accountants.



WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2002                            As of December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley
Terrace
Apartments,               Mayer,
LLC                       Arizona                  716,000        716,000        722,000       1,449,000     131,000       1,318,000

United
Development               Memphis,
Co., L.P. - 97.1          Tennessee              1,845,000      1,845,000        885,000       3,099,000     300,000       2,799,000

United
Development               Memphis,
Co., L.P. - 97.2          Tennessee                743,000        743,000        371,000       1,087,000     185,000         902,000
                                               ------------   -----------    -----------     -----------  ----------     -----------
                                               $18,888,000    $18,659,000    $10,802,000     $24,269,000  $3,257,000     $21,012,000
                                               ============   ===========    ===========     ===========  ==========     ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2002

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2001
                                     -------------------------------------------------------------------------------
                                                                      Year
                                                                   Investment               Estimated Useful Life
          Partnership Name           Rental Income    Net Loss      Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore             $ 142,000    $ (64,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         71,000      (21,000)     2000       Completed           40.0

Bradley Villas Limited Partnership           59,000      (25,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 96,000      (19,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.            100,000      (29,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 364,000     (369,000)     1998       Completed           40.0

Enhance, L.P.                                89,000      (78,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     151,000      (50,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            85,000      (20,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.                   *            *      1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 531,000      (57,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                       *            *      1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          58,000      (42,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            287,000      (75,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         109,000      (27,000)     1998       Completed           27.5
                                         ----------    ----------
                                         $2,142,000    $(876,000)
                                         ==========    ==========

*    Results of Mansur Wood Living Center, L.P. have not been audited and have thus been excluded. Results of
     Murfreesboro Villas, L.P. were not audited in 2002 and have thus been excluded to aid comparability. See Note
     2 to the financial statements and report of independent certified public accountants.

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Apartment Housing         Theodore,
of Theodore               Alabama              $ 1,188,000    $ 1,188,000    $ 1,148,000     $ 2,345,000   $ 156,000     $ 2,189,000

Austin                    Austin,
Gateway, Ltd.             Texas                    131,000        131,000        278,000         429,000      49,000         380,000

Bradley Villas            Bradley,
Limited Partnership       Arkansas                 501,000        501,000        526,000       1,000,000      84,000         916,000

Chillicothe               Chillicothe,
Plaza Apts. L.P.          Missouri                 972,000        972,000        746,000       1,899,000      73,000       1,826,000

Concord Apartment         Orlando,
Partners, L.P.            Florida                  470,000        470,000        286,000         442,000      73,000         369,000

El Reno Housing
Associates Limited        El Reno,
Partnership               Oklahoma               3,040,000      2,836,000      2,367,000       5,984,000     420,000       5,564,000

Enhance,                  Baton Rouge,
L.P.                      Louisiana                620,000        620,000        644,000       1,416,000     141,000       1,275,000

Hillcrest                 Marshalltown,
Heights, L.P.             Iowa                     609,000        609,000        583,000       1,210,000      83,000       1,227,000

Hughes Villas             Hughes,
Limited Partnership       Arkansas                 182,000        182,000        761,000         986,000     135,000         851,000

Mansur Wood               Carbon Cliff,
Living Center, L.P.       Illinois               6,446,000      6,446,000              *               *           *               *

Mark Twain Senior
Community Limited         Oakland,
Partnership               California               740,000        715,000      1,447,000       2,529,000     759,000       1,770,000

Murfreesboro
Villas Limited            Murfreesboro,
Partnership               Arkansas                 685,000        685,000              *               *           *               *

*    Results of Mansur Wood Living Center, L.P. were not audited in 2002 and 2001 and have thus been excluded to aid comparability.
     Results of Murfreesboro Villas, L.P. were not audited in 2002 and have thus been excluded to aid comparability. See Note 2 to the financial statements and report of independent certified public accountants.

S
WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001


                                              ------------------------------------  ------------------------------------------------
                                                    As of March 31, 2001                            As of December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Partnerships Total     Amount of   Encumbrances
                                               Original Investment   Investment  of Local                                     Net
                                               in Local Limited      Paid        Limited        Property and  Accumulated     Book
   Partnership Name       Location              Partnerships         to Date     Partnerships   Equipment     Depreciation    Value
------------------------------------------------------------------------------------------------------------------------------------
Spring Valley
Terrace
Apartments,               Mayer,
LLC                       Arizona                  716,000        716,000        722,000       1,449,000      93,000       1,356,000

United
Development               Memphis,
Co., L.P. - 97.1          Tennessee              1,845,000      1,845,000        898,000       3,099,000     191,000       2,908,000

United
Development               Memphis,
Co., L.P. - 97.2          Tennessee                743,000        743,000        374,000       1,087,000     144,000         943,000
                                               ------------   -----------    -----------     -----------  ----------     -----------
                                               $18,888,000    $18,659,000    $10,780,000     $23,875,000  $2,401,000     $21,474,000
                                               ============   ===========    ===========     ===========  ==========     ===========

WNC Housing Tax Credit Fund VI, L.P., Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2001

                                     -------------------------------------------------------------------------------
                                                                 For the year ended December 31, 2000
                                     -------------------------------------------------------------------------------
                                                                      Year
                                                                   Investment               Estimated Useful Life
          Partnership Name           Rental Income    Net Loss      Acquired     Status            (Years)
--------------------------------------------------------------------------------------------------------------------
Apartment Housing of Theodore             $ 136,000    $ (98,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         58,000        1,000      2000       Completed           40.0

Bradley Villas Limited Partnership           60,000      (28,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 93,000      (21,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.             98,000      (21,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 191,000     (582,000)     1998       Completed           40.0

Enhance, L.P.                                67,000      (47,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     142,000      (29,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            91,000      (18,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.                   *            *      1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 469,000     (108,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                       *            *      1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          54,000      (36,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            258,000     (129,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         119,000      (36,000)     1998       Completed           27.5
                                         ----------  ------------
                                         $1,836,000  $(1,152,000)
                                         ==========  ============
*    Results of Mansur Wood Living Center, L.P. were not audited in 2001 and have thus been excluded to aid comparability.  Results of Murfreesboro Villas, L.P. were not audited in 2002 and have thus been excluded to aid comparability. See Note 2 to the financial statements and report of independent certified public accountants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

By:      WNC & Associates, Inc.,
         General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  --------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  October 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         --------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (principal executive officer)

Date:  October 13, 2003

By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  October 13, 2003


By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  October 13, 2003

By:      /s/ David N. Shafer
         -------------------
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  October 13, 2003

                                 CERTIFICATIONS

          I,   Wilfred N. Cooper, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 5;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  October 13, 2003


          /s/  Wilfred N. Cooper, Jr.

          [Signature]

          Chairman and Chief Executive Officer of WNC & Associates, Inc.

                                 CERTIFICATIONS

          I,   Thomas J. Riha, certify that:

          1. I have reviewed this annual report on Form 10-K of WNC HOUSING TAX CREDITS FUND VI, L.P., Series 5;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  October 13, 2003


          /s/  Thomas J. Riha

          [Signature]

          Vice-President - Chief Financial Officer of WNC & Associates, Inc.