Form 10-Q
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2003-10-14
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                 (State or other jurisdiction of               I.R.S. Employer
               incorporation or organization)                Identification No.)


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

                      3158 Redhill Avenue, Suite 120, Costa
             Mesa, CA 92626 (Former name, former address and former
                   fiscal year, if changed since last report)

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Period Ended June 30, 2003






PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements

                  Balance Sheets
                    June 30, 2003 and March 31, 2003...........................3

                  Statements of Operations
                    For the Three Months Ended June 30, 2003 and 2002..........4

                  Statement of Partners' Equity (Deficit)
                    For the Three Months Ended June 30, 2003...................5

                  Statements of Cash Flows
                    For the Three Months Ended June 30, 2003 and 2002..........6

                  Notes to Financial Statements ...............................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..18

         Item 4.  Controls and Procedures.....................................18

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................18

         Signatures ..........................................................19

         Certifications.......................................................20

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                                 June 30, 2003                March 31, 2003
                                                            ------------------------       ----------------------
                                                                  (unaudited)
ASSETS

Cash and cash equivalents                                 $                 23,898       $               22,868
Funds held in escrow disbursement account                                  209,711                      208,778
Investments in limited partnerships, net
 (Notes 2 and 3)                                                        14,630,493                   14,954,813
Other assets (Note 6)                                                      226,693                      209,772
                                                            ------------------------       ----------------------

                                                          $             15,090,795       $           15,396,231
                                                            ========================       ======================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to limited partnerships (Note 4)               $                229,030       $              229,030
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)                                 568,602                      526,470
                                                            ------------------------       ----------------------

    Total liabilities                                                      797,632                      755,500
                                                            ------------------------       ----------------------

Commitments and contingencies

Partners' equity (deficit):
  General Partner                                                         (106,161)                    (102,685)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)                                 14,399,324                   14,743,416
                                                            ------------------------       ----------------------

    Total partners' equity                                              14,293,163                   14,640,731
                                                            ------------------------       ----------------------

                                                          $             15,090,795       $           15,396,231
                                                            ========================       ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                               2003                           2002
                                                       ---------------------          ----------------------
                                                              Three                           Three
                                                              Months                         Months
                                                       ---------------------          ----------------------

             Interest income                         $                 963          $                    2
                                                       ---------------------          ----------------------

             Operating expenses:
               Amortization (Note 2)                                16,134                          16,134
               Asset management fees (Note 3)                       17,517                          17,517
               Legal and accounting fees                             3,989                           8,275
               Other                                                 3,705                           4,997
                                                       ---------------------          ----------------------

                 Total operating expenses                           41,345                          46,923
                                                       ---------------------          ----------------------

             Loss from operations                                  (40,382)                        (46,921)

             Equity in losses of
              limited partnerships (Note 2)                       (307,186)                       (355,013)
                                                       ---------------------          ----------------------

             Net loss                                $            (347,568)         $             (401,934)
                                                       =====================          ======================

             Net loss allocated to:
               General Partner                       $              (3,476)         $               (4,019)
                                                       =====================          ======================

               Limited Partners                      $            (344,092)         $             (397,915)
                                                       =====================          ======================

             Net loss per weighted limited
               partner unit                          $                 (14)         $                  (16)
                                                       =====================          ======================

             Outstanding weighted limited
               partner units                                        25,000                          25,000
                                                       =====================          ======================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2003
                                   (unaudited)



                                                         General               Limited
                                                         Partner              Partners               Total
                                                     -----------------    -----------------    ------------------


Partners' equity (deficit) at March 31, 2003       $        (102,685)   $      14,743,416    $       14,640,731

Net loss for the three months ended
  June 30, 2003                                               (3,476)            (344,092)             (347,568)
                                                     -----------------    -----------------    ------------------

Partners' equity (deficit) at June 30, 2003        $        (106,161)   $      14,399,324    $       14,293,163
                                                     =================    =================    ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002
                                   (unaudited)


                                                                               2003                    2002
                                                                        -------------------     --------------------
Cash flows from operating activities:
   Net loss                                                           $          (347,568)    $           (401,934)
Adjustment to reconcile net loss to
   net cash used in operating activities:
   Amortization                                                                    16,134                   16,134
   Equity in losses of limited partnerships                                       307,186                  355,013
   Other assets                                                                   (16,921)                 (16,000)
   Accrued fees and expenses due to General Partner
    and affiliates                                                                 41,199                   48,989
                                                                        -------------------     --------------------
Net cash provided by operating activities                                              30                    2,202
                                                                        -------------------     --------------------

Cash flows from investing activities:
   Distributions from limited partnerships                                          1,000                        -
                                                                        -------------------
                                                                                                --------------------
Net cash provided by investing activities                                           1,000                        -
                                                                        -------------------     --------------------

Net increase in cash and cash equivalents                                           1,030                    2,202

Cash and cash equivalents, beginning of period                                     22,868                    1,288
                                                                        -------------------     --------------------
Cash and cash equivalents, end of period                              $            23,898     $              3,490
                                                                        ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
       Taxes paid                                                     $                 -     $                800
                                                                        ===================     ====================


                 See accompanying notes to financial statements
                                        6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2003.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credit s and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Exit Strategy
-------------

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the firsts in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

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

Losses from limited partnerships for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership based on three months of reported results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 14.5% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital and amounted to $3,357,441 as of June 30, 2003 and March 31, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003 and March 31, 2003, the Partnership had $0 cash equivalents.

Concentration of Credit Risk
----------------------------

At June 30, 2003 and March 31, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "Accounting for Leases." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
---------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." The adoption of FIN 45 did not have a material impact on the Partnership's financial position or results of operations.

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

Reclassification
----------------

Certain prior period balances have been reclassified to conform to the presentation for the three months ended June 30, 2003.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

As of August 28, 2003, the Partnership had not obtained audited financial statements for two of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood") and Murfreesboro Villas, L.P., ("Murfreesboro") as of and for the years ended December 31 2002 and 2001 for Mansur Wood and as of and for the year ended December 31, 2002 for Murfreesboro. As a result, the Partnership has not included the financial information of Mansur Wood and Murfreesboro in the combined condensed financial statements presented elsewhere herein. The Partnership's investment in Mansur Wood totaled $4,962,000 (unaudited) at June 30, 2003. The Partnership's investment in Murfreesboro totaled $403,000 (unaudited) as of June 30, 2003. The Partnership's interest in the results of operations of Mansur Wood totaled $(107,000) (unaudited) for the period ended June 30, 2003. The Partnership's interest in the results of operations of Murfreesboro totaled $(19,000) (unaudited) for the period ended June 30, 2003. The combined condensed financial statements presented herein for June 30, 2002 previously included net losses of $(125,000) for Mansur Wood and $(11,000) for Murfreesboro. The combined condensed financial information presented in this footnote for 2002 has been restated to exclude the accounts of Murfreesboro. Furthermore, the financial information of Mansur Wood has been excluded for all periods presented in the combined condensed financial statements.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2003, no investment accounts in Local Limited Partnerships reached a zero balance.

The following is a summary of the equity method activity of the investments in limited partnerships as of:

                                                            For the Three Months         For the Year
                                                                    Ended                    Ended
                                                                June 30, 2003
                                                                (unadudited)            March 31, 2003
                                                            ----------------------     ------------------

Investments  in  limited  partnerships,   beginning  of
period                                                    $           14,954,813     $       16,200,256
Equity in losses of limited partnerships                                (307,186)            (1,180,907)
Distributions received from limited partnerships                          (1,000)                     -
Amortization of capitalized acquisition fees and costs                   (16,134)               (64,536)
                                                            ----------------------     ------------------

Investments in limited partnerships, end of period        $           14,630,493     $       14,954,813
                                                            ======================     ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected unaudited financial information for the three months ended June 30, 2003 and 2002 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows (combined condensed financial information for Mansur Wood Living Center, L.P. and Murfreesboro Villas, L.P. have been excluded from the presentation below):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                            2003                  2002
                                                                     -------------------    -----------------
                                                                                               (Restated)

Revenues                                                          $            581,000    $         549,000
                                                                     -------------------    -----------------
Expenses:
  Interest expense                                                             160,000              157,000
  Depreciation and amortization                                                211,000              212,000
  Operating expenses                                                           391,000              399,000
                                                                     -------------------    -----------------
Total expenses                                                                 762,000              768,000
                                                                     -------------------    -----------------

Net loss                                                          $           (181,000)   $        (219,000)
                                                                     ===================    =================
Net loss allocable to the Partnership,
  before equity in losses of Mansur Wood and Murfreesboro         $           (181,000)   $        (219,000)
                                                                     ===================    =================
Net loss recorded by the Partnership,
  before equity in losses of Mansur Wood and Murfreesboro         $           (181,000)   $        (219,000)
Net loss of Mansur Wood
  recorded by the Partnership (unaudited)                                     (107,000)            (125,000)
Net loss of Murfreesboro
  recorded by the Partnership (unaudited)                                      (19,000)             (11,000)
                                                                     ===================    =================
Net loss recorded by the Partnership                              $           (307,000)   $        (355,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs were $307,759 and $293,174 as of June 30, 2003 and March 31, 2003, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------


(b) Acquisition costs of 0.75% of the gross proceeds from the sales of Units as full reimbursement of costs incurred by the General Partner in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition costs of $185,734. Accumulated amortization was $31,382 and $29,833 as of June 30, 2003 and March 31, 2003, respectively.

(b) An annual asset management fee not to exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus reserves of the Partnership of up to 5% of gross proceeds plus its allocable percentage of the mortgage debt encumbering the housing complexes) of the Local Limited Partnerships. Management fees of $17,517 were incurred for each of the three months ended June 30, 2003 and 2002, of which $0 was paid during the three months ended June 30, 2003 and 2002.

(c) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.


Accrued fees and expenses due to the General Partner and affiliates consisted of the following:


                                                                  June 30, 2003              March 31, 2003
                                                              -----------------------       ------------------

       Advances from WNC                                   $                 403,580     $            378,965
       Asset management fee payable                                          165,022                  147,505
                                                              -----------------------       ------------------

         Total                                             $                 568,602     $            526,470
                                                              =======================       ==================


The Partnership currently has insufficient working capital to fund operations. WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least September 1, 2004.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  For the Quarterly Period Ended June 30, 2003
                                   (unaudited)



NOTE 6 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the period ended June 30, 2003, the Partnership advanced approximately $17,000 to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to facilitate timely escrow payments. The Partnership determined the recoverability of these advances and previous advances aggregating $216,000 to be probable and, accordingly, a reserve has not been recorded.

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

The following discussion and analysis compares the results of operations for the fiscal quarters ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2003 consisted primarily of $24,000 in cash, $210,000 in restricted cash, aggregate investments in the fifteen Local Limited Partnerships of $14,630,000 and $227,000 in other assets. Liabilities at June 30, 2003 primarily consisted of $229,000 due to Local Limited Partnerships, $165,000 in annual asset management fees, and $404,000 in advances and other payables due to the General Partner or affiliates.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(348,000), reflecting a decrease of $(54,000) from the $(402,000) net loss for the three months ended June 30, 2002. The change was primarily due to a decrease in equity in losses of Local Limited Partnerships of $(48,000) from $(355,000) for the three months ended June 30, 2002 to $(307,000) for the three months ended June 30, 2003. In addition to the decrease in equity in losses of Local Limited Partnerships, loss from operations decreased by approximately $(7,000) from $(47,000) for the three months ended June 30, 2002 to $(40,000) for the three months ended June 30, 2003 due to a decrease in legal and accounting fees and a decrease in other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash Flows

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Net cash increased by $1,000 during the three months ended June 30, 2003. Net cash increased by $2,000 during the three months ended June 30, 2002 reflecting a period to period change of $(1,000). The overall decrease in net cash provided is due primarily to a $(2,000) reduction in net cash provided by operating activities for the three months ended June 30, 2003 compared with the three months ended June 30, 2002 offset by $1,000 of distributions which were received by the Partnership during the three months ended June 30, 2003.

During the three months ended June 30, 2003 accrued fees and expenses increased by $42,000, and consist primarily of related party management fees and advances due to the General Partner. The General Partner does not anticipate that the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the partnership.

The Partnership does not expect its future cash flows, together with its net available assets at June 30, 2003, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC & Associates, Inc. has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the partnership through at least September 1, 2004.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

          None.

Item 4.   Controls and Procedures

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

Date:  October 14, 2003





By:  /s/ Thomas J. Riha
     -------------------
Thomas J. Riha
Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date:  October 14, 2003

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

     Date:  October 14, 2003


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

     Date:  October 14, 2003


     /s/ Thomas J. Riha
     ------------------

     Vice-President - Chief Financial Officer of WNC & Associates, Inc.