Form 10-K/A
period 2003-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-12
CIK 1036500

FORM 10-K/A

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes_____ No___X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes_____ No___X__


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No___X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___ Accelerated filer___

Non-accelerated filer___X__ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____ No__X__

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

                                EXPLANATORY NOTE

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5 IS FILING THIS AMENDMENT TO ITS ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED MARCH 31, 2003 TO RESTATE ITS FINANCIAL STATEMENTS AS OF MARCH 31, 2003 AND FOR THE YEAR THEN ENDED (INCLUDED IN ITEM 8 OF THE FORM 10-K). AS DISCUSSED BELOW, THE PARTNERSHIP HAS INVESTED IN LOCAL LIMITED PARTNERSHIPS. THE PARTNERSHIP WAS UNABLE TO OBTAIN AUDITED FINANCIAL STATEMENTS FOR TWO OF THE LOCAL LIMITED PARTNERSHIPS AT THE ORIGINAL FILING DATE OF THE FORM 10-K, OCTOBER 14, 2003. THOSE AUDITED FINANCIAL STATEMENTS HAVE BEEN OBTAINED, AND THE RESTATEMENT REFLECTS THE CHANGES IN AMOUNTS AND INTEREST IN RESULTS OF OPERATIONS FROM THAT PREVIOUSLY ESTIMATED BY THE PARTNERSHIP. ADDITIONALLY, AS A RESULT OF MANAGEMENT'S ASSESSMENT OF THE COLLECTIBILITY OF ITS RECEIVABLE DUE FROM MANSUR WOOD LIVING CENTER, L.P. FOR ADVANCES MADE TO THE LOCAL LIMITED PARTNERSHIP DURING THE YEAR ENDED MARCH 31, 2003, THE PARTNERSHIP WROTE OFF TO BAD DEBT EXPENSE THE CARRYING VALUE OF THE RECEIVABLE AS OF MARCH 31, 2003. ADVANCES THAT WERE MADE TO EL RENO HOUSING ASSOCIATES L.P.AS OF MARCH 31, 2003 WERE DEEMED TO BE CAPITAL CONTRIBUTIONS TO THE LOCAL LIMITED PARTNERSHIP AND AS SUCH WERE RECLASSIFIED.

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

EXIT STRATEGY

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their Compliance Periods.

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2003, no Housing Complexes have been selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2003. As of March 31, 2003 none of the Housing Complexes had completed the 15 year compliance period.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement, the sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partners would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

ITEM 1A.  RISK FACTORS

Set forth below are the principal risks the Partnership believes are material to the Limited Partners. The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains some forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.


(a) RISKS ARISING FROM THE INTERNAL REVENUE CODE RULES GOVERNING LOW INCOME HOUSING TAX CREDITS

         LOW INCOME HOUSING TAX CREDITS MIGHT NOT BE AVAILABLE. If a Housing Complex does not satisfy the requirements of Internal Revenue Code Section 42, then the Housing Complex will not be eligible for Low Income Housing Tax Credits.

         LOW INCOME HOUSING TAX CREDITS MIGHT BE LESS THAN ANTICIPATED. The Local General Partners will calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership.

     UNLESS A BOND IS POSTED OR A TREASURY DIRECT ACCOUNT IS ESTABLISHED, LOW INCOME HOUSING TAX CREDITS MAY BE RECAPTURED IF HOUSING COMPLEXES ARE NOT OWNED AND OPERATED FOR 15 YEARS. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

         o a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
         o the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

For these purposes, disposition includes transfer by way of foreclosure.

It will be up to the Partnership to determine whether to post a bond. There is no obligation under the agreements with the Local Limited Partnerships that the Local Limited Partnerships must do so.

There can be no assurance that recapture will not occur. If it does, recapture will be of a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

         SALES OF HOUSING COMPLEXES AFTER 15 YEARS ARE SUBJECT TO LIMITATIONS WHICH MAY IMPACT A LOCAL LIMITED PARTNERSHIP'S ABILITY TO SELL ITS HOUSING COMPLEX. Each Local Limited Partnership executes an extended low income housing commitment with the state in which the Housing Complex is located. The extended low income housing commitment states the number of years that the Local Limited Partnership and any subsequent owners must rent the Housing Complex as low income housing. Under Federal law, the commitment must be for at least 30 years. The commitment actually agreed to may be significantly longer than 30 years. In prioritizing applicants for Low Income Housing Tax Credits, most states give additional points for commitment periods in excess of 30 years. On any sale of the Housing Complex during the commitment period, the purchaser would have to agree to continue to rent the Housing Complex as low income housing for the duration of the commitment period. This requirement reduces the potential market, and possibly the sales price, for the Housing Complexes. The sale of a Housing Complex may be subject to other restrictions. For example, Federal lenders or subsidizers may have the right to approve or disapprove a purchase of a Housing Complex. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amount of cash will be distributed to the Limited Partners. As a result, a material portion of the Low Income Housing Tax Credits may represent a return of the money originally invested in the Partnership.

         LIMITED PARTNERS CAN ONLY USE LOW INCOME HOUSING TAX CREDITS IN LIMITED AMOUNTS. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

         o an unlimited amount of passive income, which is income from entities such as the Partnership, and
         o        $25,000 in income from other sources.

However, the use of Low Income Housing Tax Credits by an individual against these types of income is subject to ordering rules, which may further limit the use of Low Income Housing Tax Credits. Some corporate Limited Partners are subject to similar and other limitations. They include corporations which provide personal services, and corporations which are owned by five or fewer shareholders.

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner's other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner's annual tax liability equal to $25,000 plus 75% of the Limited Partner's tax liability in excess of $25,000. However, business credits may not be used to offset any alternative minimum tax. All of these concepts are extremely complicated.


(b) RISKS RELATED TO INVESTMENT IN LOCAL LIMITED PARTNERSHIPS AND HOUSING COMPLEXES

         BECAUSE THE PARTNERSHIP HAS FEW INVESTMENTS, EACH INVESTMENT WILL HAVE A GREAT IMPACT ON THE PARTNERSHIP'S RESULTS OF OPERATIONS. Any single Housing Complex experiencing poor operating performance, impairment of value or recapture of Low Income Housing Tax Credits will have a significant impact upon the Partnership as a whole.

         THE FAILURE TO PAY MORTGAGE DEBT COULD RESULT IN A FORCED SALE OF A HOUSING COMPLEX. Each Local Limited Partnership leverages the Partnership's investment therein by incurring mortgage debt. A Local Limited Partnership's revenues could be less than its debt payments and taxes and other operating costs. If so, the Local Limited Partnership would have to use working capital reserves, seek additional funds, or suffer a forced sale of its Housing Complex, which could include a foreclosure. The same results could occur if government subsidies ceased. Foreclosure would result in a loss of the Partnership's capital invested in the Housing Complex. Foreclosure could also result in a recapture of Low Income Housing Tax Credits, and a loss of Low Income Housing Tax Credits for the year in which the foreclosure occurs. If the Housing Complex is highly-leveraged, a relatively slight decrease in the rental revenues could adversely affect the Local Limited Partnership's ability to pay its debt service requirements. Mortgage debt may be repayable in a self-amortizing series of equal installments or with a large balloon final payment. Balloon payments maturing prior to the end of the anticipated holding period for the Housing Complex create the risk of a forced sale if the debt cannot be refinanced. There can be no assurance that additional funds will be available to any Local Limited Partnership if needed on acceptable terms or at all.

         THE PARTNERSHIP DOES NOT CONTROL THE LOCAL LIMITED PARTNERSHIPS AND MUST RELY ON THE LOCAL GENERAL PARTNERS. The Local General Partners will make all management decisions for the Local Limited Partnerships and the Housing Complexes. The Partnership has very limited rights with respect to management of the Local Limited Partnerships. The Partnership will not be able to exercise any control with respect to Local Limited Partnership business decisions and operations. Consequently, the success of the Partnership will depend on the abilities of the Local General Partners.

         HOUSING COMPLEXES SUBSIDIZED BY OTHER GOVERNMENT PROGRAMS ARE SUBJECT TO ADDITIONAL RULES WHICH MAY MAKE IT DIFFICULT TO OPERATE AND SELL HOUSING COMPLEXES. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

   o Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
   o Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
   o Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
   o Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
   o Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions.

   o Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the subsidizer. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the subsidizer. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
   o Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
   o Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
   o Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses which must be paid at such time. If that happens, a Limited Partner's return may be derived only from the Low Income Housing Tax Credits and tax losses.

         UNINSURED CASUALTIES COULD RESULT IN LOSSES AND RECAPTURE. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior tax credits could be recaptured and future tax credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

         HOUSING COMPLEXES WITHOUT FINANCING OR OPERATING SUBSIDIES MAY BE UNABLE TO PAY OPERATING EXPENSES. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex. If a forced sale occurs during the first 15 years of a Housing Complex, a partial recapture of Low Income Housing Tax Credits could occur. In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits. Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing. Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants. Over time, the expenses of a Housing Complex will increase. If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

         THE PARTNERSHIP'S INVESTMENT PROTECTION POLICIES WILL BE WORTHLESS IF THE NET WORTH OF THE LOCAL GENERAL PARTNERS IS NOT SUFFICIENT TO SATISFY THEIR OBLIGATIONS. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, each Local General Partner demonstrates a net worth which the General Partner believes is appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner's obligations. The cost to enforce a Local General Partner's obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

         FLUCTUATING ECONOMIC CONDITIONS CAN REDUCE THE VALUE OF REAL ESTATE. Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

      o  the general and local job market,
      o  the availability and cost of mortgage financing,
      o  monetary inflation,
      o  tax, environmental, land use and zoning policies,
      o  the supply of and demand for similar properties,
      o  neighborhood conditions,
      o  the availability and cost of utilities and water.

(c)      TAX RISKS OTHER THAN THOSE RELATING TO TAX CREDITS

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

         NO OPINION OF COUNSEL AS TO CERTAIN MATTERS. No legal opinion is obtained regarding matters:

      o  the determination of which depends on future factual circumstances,
      o  which are peculiar to individual Limited Partners, or
      o  which are not customarily the subject of an opinion.

The more significant of these matters include:

      o allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
      o characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
      o identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
      o applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
      o the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

There can be no assurance, therefore, that the IRS will not challenge some of the tax positions adopted by the Partnership. The courts could sustain an IRS challenge. An IRS challenge, if successful, could have a detrimental effect on the Partnership's ability to realize its investment objectives.

         PASSIVE ACTIVITY RULES WILL LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES AND IMPOSE TAX ON INTEREST INCOME. The Internal Revenue Code imposes limits on the ability of most investors to claim losses from investments in real estate. An individual may claim these so-called passive losses only as an offset to income from investments in real estate or rental activities. An individual may not claim passive losses as an offset against other types of income, such as salaries, wages, dividends and interest. These passive activity rules will restrict the ability of most Limited Partners to use losses from the Partnership as an offset of non-passive income.

         THE PARTNERSHIP MAY EARN INTEREST INCOME ON ITS RESERVES AND LOANS. The passive activity rules generally will categorize interest as portfolio income, and not passive income. Passive losses cannot be used as an offset to portfolio income. Consequently, a Limited Partner could pay tax liability on portfolio income from the Partnership.

         AT RISK RULES MIGHT LIMIT DEDUCTION OF THE PARTNERSHIP'S LOSSES. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the "at risk" rules will limit a Limited Partner's ability to claim Partnership losses to the amount the Limited

Partner invests in the Partnership. The "at risk" rules of the Internal Revenue Code generally limit a Limited Partner's ability to deduct Partnership losses to the sum of:

      o  the amount of cash the Limited Partner invests in the Partnership, and
      o the Limited Partner's share of Partnership qualified nonrecourse financing.

Qualified nonrecourse financing is non-convertible, nonrecourse debt which is borrowed from a government, or with exceptions, any person actively and regularly engaged in the business of lending money.

         TAX LIABILITY ON SALE OF A HOUSING COMPLEX OR LOCAL LIMITED PARTNERSHIP INTEREST MAY EXCEED THE CASH AVAILABLE FROM THE SALE. When a Local Limited Partnership sells a Housing Complex it will recognize gain. Such gain is equal to the difference between:

      o the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
      o the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership will recognize gain. Such gain is equal to the difference between:

      o the sales proceeds plus the Partnership's share of the amount of indebtedness secured by the Housing Complex, and
      o the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

Accordingly, gain will be increased by the depreciation deductions taken during the holding period for the Housing Complex. In some cases, a Limited Partner could have a tax liability from a sale greater than the cash distributed to the Limited Partner from the sale.

         ALTERNATIVE MINIMUM TAX LIABILITY COULD REDUCE A LIMITED PARTNER'S TAX BENEFITS. If a Limited Partner pays alternative minimum tax, the Limited Partner could suffer a reduction in benefits from an investment in the Partnership. The application of the alternative minimum tax is personal to each Limited Partner. Tax credits may not be utilized to reduce alternative minimum tax liability.

         IRS COULD AUDIT THE RETURNS OF THE PARTNERSHIP, THE LOCAL LIMITED PARTNERSHIPS OR THE LIMITED PARTNERS. The IRS can audit the Partnership or a Local Limited Partnership at the entity level with regard to issues affecting the entity. The IRS does not have to audit each Limited Partner in order to challenge a position taken by the Partnership or a Local Limited Partnership. Similarly, only one judicial proceeding can be filed to contest an IRS determination. A contest by the Partnership of any IRS determination might result in high legal fees.

         AN AUDIT OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP ALSO COULD RESULT IN AN AUDIT OF A LIMITED PARTNER. An audit of a Limited Partner's tax returns could result in adjustments both to items that are related to the Partnership and to unrelated items. The Limited Partner could then be required to file amended tax returns and pay additional tax plus interest and penalties.

         A SUCCESSFUL IRS CHALLENGE TO TAX ALLOCATIONS OF THE PARTNERSHIP OR A LOCAL LIMITED PARTNERSHIP WOULD REDUCE THE TAX BENEFITS OF AN INVESTMENT IN THE PARTNERSHIP. Under the Internal Revenue Code, a partnership's allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership's allocations do not have substantial economic effect, then the partnership's tax items are allocated in accordance with each partner's interest in the partnership. The IRS might challenge the allocations made by the
Partnership:

      o  between the Limited Partners and the General Partner,
      o  among the Limited Partners, or
      o  between the Partnership and a Local General Partner.

If any allocations were successfully challenged, a greater share of the income or gain or a lesser share of the losses or tax credits might be allocated to the Limited Partners. This would increase the tax liability or reduce the tax benefits to the Limited Partners.

         TAX LIABILITIES COULD ARISE IN LATER YEARS OF THE PARTNERSHIP. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

      o  unused passive losses from the Partnership or other investments, or
      o  current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

         IRS CHALLENGE TO TAX TREATMENT OF EXPENDITURES COULD REDUCE LOSSES. The IRS may contend that fees and payments of the Partnership or a Local Limited
Partnership:

      o  should be deductible over a longer period of time or in a later year,
      o  are excessive and may not be capitalized or deducted in full,
      o  should be capitalized and not deducted, or
      o  may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

      o the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
      o  the adjusted basis of a Housing Complex used to compute depreciation,
      o  the correct deduction of fees,
      o the amortization of organization and offering expenses and start-up expenditures.

If the IRS were successful in any such contention, the anticipated Low Income Housing Tax Credits and losses of the Partnership would be reduced, perhaps substantially.

         CHANGES IN TAX LAW MIGHT REDUCE THE VALUE OF LOW INCOME HOUSING TAX CREDITS. Although all Low Income Housing Tax Credits are allocated to a Housing Complex at commencement of the 10-year credit period, there can be no assurance that future legislation may not adversely affect an investment in the Partnership. For example, legislation could reduce or eliminate the value of Low Income Housing Tax Credits. In this regard, before 1986, the principal tax benefit of an investment in low income housing was tax losses. These tax losses generally were used to reduce an investor's income from all sources on a dollar-for-dollar basis. Investments in low income housing were made in reliance on the availability of such tax benefits. However, tax legislation enacted in 1986 severely curtailed deduction of such losses.

         NEW ADMINISTRATIVE OR JUDICIAL INTERPRETATIONS OF THE LAW MIGHT REDUCE THE VALUE OF TAX CREDITS. Many of the provisions of the Internal Revenue Code related to low income housing and real estate investments have not been interpreted by the IRS in regulations, rulings or public announcements, or by the courts. In the future, these provisions may be interpreted or clarified by the IRS or the courts in a manner adverse to the Partnership or the Local Limited Partnerships. The IRS constantly reviews the Federal tax rules, and can revise its interpretations of established concepts. Any such revisions could reduce or eliminate tax benefits associated with an investment in the Partnership.

         STATE INCOME TAX LAWS MAY ADVERSELY AFFECT THE LIMITED PARTNERS. A Limited Partner may be required to file income tax returns and be subject to tax and withholding in each state or local taxing jurisdiction in which: a Housing Complex is located, the Partnership or a Local Limited Partnership engages in business activities, or the Limited Partner is a resident. Corporate Limited Partners may be required to pay state franchise taxes.

         THE TAX TREATMENT OF PARTICULAR ITEMS UNDER STATE OR LOCAL INCOME TAX LAWS MAY VARY MATERIALLY FROM THE FEDERAL INCOME TAX TREATMENT OF SUCH ITEMS. Nonetheless, many of the Federal income tax risks associated with an investment in the Partnership may also apply under state or local income tax law. The Partnership may be required to withhold state taxes from distributions or income allocations to Limited Partners in some instances.

(d)      RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

         LACK OF LIQUIDITY OF INVESTMENT. It is unlikely that a public market will develop for the purchase and sale of Partnership Units. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

         THE LIMITED PARTNERS WILL NOT CONTROL THE PARTNERSHIP AND MUST RELY TOTALLY ON THE GENERAL PARTNER. The General Partner will make all management decisions for the Partnership. Management decisions include exercising powers granted to the Partnership by a Local Limited Partnership. Limited Partners have no right or power to take part in Partnership management.

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

      o  remove the General Partner and elect a replacement general partner,
      o  amend the Partnership Agreement,
      o  terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

         LIMITATIONS ON LIABILITY OF THE GENERAL PARTNER TO THE PARTNERSHIP. The ability of Limited Partners to sue the General Partner and it affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and it affiliates to the Limited Partners. The General Partner and it affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and it affiliates than would be the case if such provisions were not included in the Partnership Agreement.

         PAYMENT OF FEES TO THE GENERAL PARTNER AND ITS AFFILIATES REDUCES CASH AVAILABLE FOR INVESTMENT IN LOCAL LIMITED PARTNERSHIPS. The General Partner and it affiliates perform many services for the Partnership. They are paid fees for these services, which reduce the amount of the cash available for investment in Local Limited Partnerships. Accordingly, an investor investing directly in a low income housing apartment complex would have a greater amount available for investment than an investor investing in low income housing through the Partnership.

         ASSOCIATES AND ITS AFFILIATES ARE SERVING AS THE GENERAL PARTNERS OF MANY OTHER PARTNERSHIPS. Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership. These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership`s capital in Local Limited Partnerships.

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership.

         ANTICIPATED FUTURE AND EXISTING CASH RESOURCES OF THE PARTNERSHIP ARE NOT SUFFICIENT TO PAY EXISTING LIABILITIES OF THE PARTNERSHIP. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates or for the periods indicated:


                                                                   -----------------------------------
                                                                          AS OF MARCH 31, 2003
                                                                   -----------------------------------
                                                                     PARTNERSHIP'S
                                                                     TOTAL ORIGINAL
                                                                     INVESTMENT IN      AMOUNT OF
                                                                     LOCAL LIMITED      INVESTMENT
     PARTNERSHIP NAME         LOCATION      GENERAL PARTNER NAME     PARTNERSHIPS       PAID TO DATE
------------------------------------------------------------------------------------------------------

Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                          $ 1,188,000     $ 1,188,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                       131,000         131,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                         501,000         501,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                            972,000         972,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                    470,000         470,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                 3,040,000       2,836,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                           620,000         620,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                                609,000         609,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                            182,000         182,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                  6,446,000       6,446,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                   740,000         715,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation              685,000         685,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                                 716,000         716,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler               1,845,000       1,845,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler                 743,000         743,000
                                                                         ------------    ------------
                                                                         $ 18,888,000    $ 18,659,000
                                                                         ============    ============



                                                                      --------------------------------------------------------
                                                                                      AS OF DECEMBER 31, 2002
                                                                      --------------------------------------------------------
                                                                                                 ORIGINAL       ENCUMBRANCES
                                                                                               ESTIMATED LOW      OF LOCAL
                                                                                               INCOME HOUSING     LIMITED
     PARTNERSHIP NAME         LOCATION      GENERAL PARTNER NAME       OF UNITS   OCCUPANCY       CREDITS       PARTNERSHIPS
--------------------------------------------------------------------  --------------------------------------------------------
                                                                                                                (restated)
Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                             40         97%       $ 2,015,000     $ 1,140,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                      10        100%           157,000         383,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                        20         90%           628,000         513,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                           28        100%         1,555,000         708,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                   26        100%           782,000         277,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                 100         91%         4,407,000       2,358,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                          23         61%           867,000         628,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                               32         91%           681,000         564,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                           20         90%           337,000         755,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                  115         96%         8,956,000       3,991,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                 106         98%         1,145,000       1,419,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation             24         71%           130,000         673,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                                20         80%           590,000         720,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler                40         97%         2,693,000         877,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler                20        100%         1,061,000         368,000
                                                                          -----       -----      ------------    ------------
                                                                            624         91%      $ 26,004,000    $ 15,374,000
                                                                          =====       =====      ============    =============







                                                --------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2002
                                                --------------------------------------------------------------------
                                                                                              LOW INCOME HOUSING
               PARTNERSHIP NAME                          RENTAL INCOME      NET LOSS           CREDITS ALLOCATED
--------------------------------------------------------------------------------------------------------------------
                                                          (restated)       (restated)
Apartment Housing of Theodore                             $ 151,000        $ (78,000)                    98.99%

Austin Gateway, Ltd.                                         60,000          (37,000)                    99.98%

Bradley Villas Limited Partnership                           64,000          (28,000)                    99.00%

Chillicothe Plaza Apts. L.P.                                100,000          (12,000)                    99.97%

Concord Apartment Partners, L.P.                            104,000          (24,000)                    99.98%

El Reno Housing Associates Limited Partnership              465,000         (241,000)                    99.98%

Enhance, L.P.                                                66,000          (64,000)                    99.98%

Hillcrest Heights, L.P.                                     159,000          (21,000)                    99.99%

Hughes Villas Limited Partnership                            88,000          (34,000)                    99.00%

Mansur Wood Living Center, L.P.                             675,000         (388,000)                    99.98%

Mark Twain Senior Community Limited Partnership             561,000          (58,000)                    98.99%

Murfreesboro Villas Limited Partnership                      51,000          (89,000)                    99.00%

Spring Valley Terrace Apartments, LLC                        50,000          (45,000)                    99.98%

United Development Co., L.P. - 97.1                         302,000          (64,000)                    99.98%

United Development Co., L.P. - 97.2                         116,000          (23,000)                    99.98%
                                                        -----------      ------------
                                                        $ 3,012,000      $(1,206,000)
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

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)      The Partnership does not issue common stock.

(f) No unregistered securities were sold by the Partnership during the year ended March 31, 2003.

ITEM 5b. USE OF PROCEEDS

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuers and Affiliated Purchasers

NONE


ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                                  MARCH 31                                          DECEMBER 31
                               -------------------------------------------------------------------------------      -----------

                                  2003              2002            2001             2000             1999             1998
                               -----------      -----------      -----------      -----------      -----------      -----------
                               (restated)
ASSETS
Cash and cash equivalents      $    22,868      $     1,288      $    90,481      $   574,137      $ 3,103,129      $ 3,521,888
Funds held in escrow
  disbursement account             208,778          204,125          256,649          243,595        4,834,997        5,505,543
Marketable securities                   --               --               --           50,073               --               --
Subscriptions and notes
  receivable                            --               --               --               --           38,600          879,800
Investments in limited
  partnerships, net             15,089,794       16,200,256       17,555,917       19,293,654       19,968,445       19,927,953
Loans receivable                        --               --               --               --               --               --
Other assets                        11,114           11,113           18,822           23,798           30,814           68,482
                               -----------      -----------      -----------      -----------      -----------      -----------

                               $15,332,554      $16,416,782      $17,921,869      $20,185,257      $27,975,985      $29,903,666
                               ===========      ===========      ===========      ===========      ===========      ===========
LIABILITIES

Payables to limited
  partnerships                 $   180,471      $   229,030      $   229,030      $   272,207      $ 6,131,391      $ 8,051,777
Accrued fees and expenses
  due to general partner
  and affiliates                   526,470          169,478           66,298          123,718          159,973           97,387
                               -----------      -----------      -----------      -----------      -----------      -----------

                                   706,941          398,508          295,328          395,925        6,291,364        8,149,164
                               -----------      -----------      -----------      -----------      -----------      -----------

PARTNERS' EQUITY                14,625,613       16,018,274       17,626,541       19,789,332       21,684,621       21,754,502
                               -----------      -----------      -----------      -----------      -----------      -----------

                               $15,332,554      $16,416,782      $17,921,869      $20,185,257      $27,975,985      $29,903,666
                               ===========      ===========      ===========      ===========      ===========      ===========



Selected results of operations, cash flows, and other information for the Partnership are as follows:


                                                                                           FOR THE THREE   FOR THE YEAR
                                                 FOR THE YEARS ENDED                        MONTHS ENDED       ENDED
                                                      MARCH 31                                MARCH 31      DECEMBER 31
                           ------------------------------------------------------------    ------------    ------------

                                2003           2002            2001            2000            1999            1998
                           ------------    ------------    ------------    ------------    ------------    ------------
                            (restated)
(Loss) income from
  operations               $   (346,735)   $   (242,642)   $   (358,909)   $   (458,580)   $    (21,156)   $    164,828
Realized loss -
  marketable securities              --              --              --        (188,483)             --              --
Equity in (losses)
  income of limited
  partnerships               (1,045,926)     (1,365,625)     (1,803,882)     (1,139,225)        (22,000)       (110,194)
                           ------------    ------------    ------------    ------------    ------------    ------------

NET (LOSS) INCOME          $ (1,392,661)   $ (1,608,267)   $ (2,162,791)   $ (1,786,288)   $    (43,156)   $     54,634
                           ============    ============    ============    ============    ============    ============

NET (LOSS) INCOME
  ALLOCATED TO:
  General Partner          $    (13,927)   $    (16,083)   $    (21,628)   $    (17,863)   $       (431)   $        546
                           ============    ============    ============    ============    ============    ============

  Limited Partners         $ (1,378,734)   $ (1,592,184)   $ (2,141,163)   $ (1,768,425)   $    (42,725)   $     54,088
                           ============    ============    ============    ============    ============    ============

NET (LOSS) INCOME PER
  LIMITED PARTNER UNIT     $     (55.15)   $     (63.69)   $     (85.65)   $     (70.74)   $      (1.71)   $       2.57
                           ============    ============    ============    ============    ============    ============

OUTSTANDING WEIGHTED
  LIMITED PARTNER UNITS          25,000          25,000          25,000          25,000          25,000          21,008
                           ============    ============    ============    ============    ============    ============



                                                                                           FOR THE THREE   FOR THE YEAR
                                                 FOR THE YEARS ENDED                        MONTHS ENDED       ENDED
                                                      MARCH 31                                MARCH 31      DECEMBER 31
                           ------------------------------------------------------------    ------------    ------------

                                2003           2002            2001            2000            1999            1998
                           ------------    ------------    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY
  (USED IN):
  Operating activities     $    (13,473)   $    (17,046)   $    (59,867)   $   (209,600)   $     15,016    $   (115,775)
  Investing activities           35,053         (72,147)       (423,789)     (2,248,991)     (1,248,250)    (14,513,730)
  Financing activities               --              --              --         (70,401)        814,475      13,261,819
                           ------------    ------------    ------------    ------------    ------------    ------------

NET CHANGE IN CASH AND
  CASH EQUIVALENTS               21,580         (89,193)       (483,656)     (2,528,992)       (418,759)     (1,367,686)

CASH AND CASH
  EQUIVALENTS,
  BEGINNING OF PERIOD             1,288          90,481         574,137       3,103,129       3,521,888       4,889,574
                           ------------    ------------    ------------    ------------    ------------    ------------

CASH AND CASH
  EQUIVALENTS,
  END OF PERIOD            $     22,868    $      1,288    $     90,481    $    574,137     $ 3,103,129     $ 3,521,888
                           ============    ============    ============    ============     ============    ===========



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

CRITICAL ACCOUNTING POLICIES AND CERTAIN RISKS AND UNCERTAINTIES

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and certain of the Partnership's risks and uncertainties.

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

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

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


CERTAIN RISKS AND UNCERTAINTIES


See Item 1A for a discussion of risks regarding the Partnership.

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

FINANCIAL CONDITION

The Partnership's assets at March 31, 2003 consisted primarily of $23,000 in cash, $209,000 in cash in escrow, and aggregate investments in the fifteen Local Limited Partnerships of $15,090,000. Liabilities at March 31, 2003 primarily consisted of $180,000 due to limited partnerships, $148,000 in annual asset management fees payable and $379,000 in advances and other payables due to the General Partner or affiliates.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002. The Partnership's net loss for the year ended March 31, 2003 was $(1,393,000), reflecting a decrease of $(215,000) from the net loss $(1,608,000) experienced for the year ended March 31, 2002. The change is primarily due to a decrease in equity in losses of limited partnerships of $(320,000) to $(1,046,000) for the year ended March 31, 2003 from $(1,366,000) for the year ended March 31, 2002 and an increase in operating expenses of $119,000. The increase in operating expenses is primarily due to an increase in advances to a Local Limited Partnership written off totaling $141,000 offset by a decrease in other expenses of $22,000. The increase in advances written off is due to one Local Limited Partnership that needed advances and the Partnership deemed the advances as uncollectible. In addition to the increase in operating expenses, reporting fee income increased by $18,000 offset by a decrease in interest income of $6,000 during the year ended March 31, 2003. The differences in the reporting fee income are due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002. The net increase in cash during the year ended March 31, 2003 was $22,000, compared to a net decrease in cash for the year ended March 31, 2002 of $(89,000). The change of $111,000 was primarily due to an increase in cash provided by investing activities of $107,000. The increase in cash provided by investing activities results primarily from approximately $287,000 advanced from the General Partner of which $199,000 was then advanced to one Local Limited Partnerships additionally there was a decrease of $36,000 in payments made to Local Limited Partnerships. During the year ended March 31, 2003 the Partnership made capital contributions in the amount of $49,000 compared to $85,000 during the year ended March 31, 2002. Additionally, there was an increase of $4,000 provided by operating activities.

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

OTHER MATTERS

As of July 16, 2003, the Partnership had not obtained audited financial statements for two of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood"), as of and for the years ended December 31, 2002 and 2001 and Murfreesboro Villas, L.P., ("Murfreesboro") as of and for the year ended December 31, 2002. As a result of this limitation in scope, the Partnership's Independent Certified Public Accountants have qualified their report with respect to their audits of the Partnership's 2003 and 2002 financial statements. Subsequent to July 16, 2004 the Partnership did receive the audited financial statements for Mansur Wood and Murfreesboro, therefore the Form 10K/A is being filed with the Securities and Exchange Commission. Furthermore, the Partnership has now included the financial information of Mansur Wood and Murfreesboro in the combined condensed financial statements presented elsewhere herein.

Through March 31, 2003, the Partnership advanced cash in the amount of $680,484 (restated) to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $680,484 of advances, $0(restated), $40,226 and $229,015 was written off during the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership did receive $9,000 in payments from the Local Limited Partnership. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements. During the fiscal year end March 31, 2003, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately 100% of the units. Such certifications have enabled the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow.

During the fiscal year ended March 31, 2003, the Partnership advanced approximately $199,000 to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the current year property taxes. When the original Form 10-K was filed the Partnership incorrectly concluded that the advances would be repaid. The Partnership has determined that the advances should have been fully reserved during the year ending December 31, 2003. As such, the financial statements have been adjusted to reflect the write off of these advances during the year ended March 31, 2003 for the amended Form 10-K/A.

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

The Partnership does not expect its future cash flows, together with its net available assets at March 31, 2003, to be sufficient to meet all currently foreseeable future cash requirements. Accordingly, WNC and Associates, Inc. has agreed to provide advances sufficient to fund the operations and working capital requirements of the Partnership through April 30, 2009.

FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes our future contractual cash obligations as of March 31, 2003:


                                    2004          2005         2006        2007        2008       Thereafter    Total
                                  ----------   -----------  -----------  ----------  ----------  -----------  -----------
Asset Management Fees             $ 217,573    $   70,068   $   70,068   $  70,068   $  70,068   $ 3,082,992  $ 3,580,837
Capital Contributions Payable
   to Lower Tier Partnerships       180,471             -            -           -           -             -      180,471
                                  ----------   -----------  -----------  ----------  ----------  -----------  -----------
Total contractual cash
   obligations                    $ 398,044    $   70,068   $   70,068   $  70,068   $  70,068   $ 3,082,992  $ 3,761,308
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

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership has no off-balance sheet arrangements.
EXIT STRATEGY

See Item 1 for information in this regard.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5
Irvine, CA


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 1 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 84% and 82% of the total assets of the Partnership at March 31, 2003 and 2002, respectively, and 90%, 87% and 98% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003, 2002 and 2001, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years ended March 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, the financial statements as of and for the year ended March 31, 2003 have been restated.

The Partnership currently has insufficient working capital to fund its operations. As discussed in Note 3 to the accompanying financial statements, WNC and Associates, Inc., has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2004.




/s/ BDO Seidman, LLP
Costa Mesa, California

July 16, 2003, except for Notes 2, 4, 7 and 8, as to which the date is May 9, 2008


                      WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                            (A CALIFORNIA LIMITED PARTNERSHIP)

                                      BALANCE SHEETS


                                                                   MARCH 31
                                                         -------------------------------

                                                             2003               2002
                                                         ------------       ------------
                                                          (restated)
ASSETS

Cash and cash equivalents                                $     22,868       $      1,288
Funds held in escrow disbursement account                     208,778            204,125
Investments in limited partnerships (Notes 2 and 3)        15,089,794         16,200,256
Other assets (Note 7)                                          11,114             11,113
                                                         ------------       ------------

                                                         $ 15,332,554       $ 16,416,782
                                                         ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to limited partnerships (Note 5)             $    180,471       $    229,030
   Accrued fees and expenses due to General
     Partner and affiliates (Note 3)                          526,470            169,478
                                                         ------------       ------------

     Total liabilities                                        706,941            398,508
                                                         ------------       ------------

Commitments and contingencies

Partners' equity (deficit)
   General Partner                                           (102,837)           (88,910)
   Limited Partners (25,000 units authorized,
     25,000 units issued and outstanding)                  14,728,450         16,107,184
                                                         ------------       ------------

     Total partners' equity                                14,625,613         16,018,274
                                                         ------------       ------------

                                                         $ 15,332,554       $ 16,416,782
                                                         ============       ============


                      See accompanying notes to financial statements


                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                                      STATEMENTS OF OPERATIONS


                                                                 FOR THE YEARS
                                                                ENDED MARCH 31
                                                -----------------------------------------------

                                                    2003              2002              2001
                                                -----------       -----------       -----------
                                                (restated)

Interest income                                 $     4,742       $    10,758       $    27,074
Reporting fees                                       18,500                --            26,000
Other income                                          2,250                --                --
                                                -----------       -----------       -----------

Total income                                         25,492            10,758            53,074
                                                -----------       -----------       -----------

Operating expenses:
   Amortization (Notes 2 and 3)                      64,536            64,536            64,536
   Asset management fees (Note 3)                    70,068            70,068            69,869
   Write off of advances to Local Limited
    Partnerships (Note 7)                           198,658            57,880           229,015
   Other                                             38,965            60,916            48,563
                                                -----------       -----------       -----------

    Total operating expenses                        372,227           253,400           411,983
                                                -----------       -----------       -----------

Loss from operations                               (346,735)         (242,642)         (358,909)

Equity in losses of limited
  partnerships (Note 2)                          (1,045,926)       (1,365,625)       (1,803,882)
                                                -----------       -----------       -----------

Net loss                                        $(1,392,661)      $(1,608,267)      $(2,162,791)
                                                ===========       ===========       ===========

Net loss allocated to:
   General Partner                              $   (13,927)      $   (16,083)      $   (21,628)
                                                ===========       ===========       ===========

   Limited Partners                             $(1,378,734)      $(1,592,184)      $(2,141,163)
                                                ===========       ===========       ===========

Net loss per limited partner unit               $    (55.15)      $    (63.69)      $    (85.65)
                                                ===========       ===========       ===========

Outstanding weighted limited partner units           25,000            25,000            25,000
                                                ===========       ===========       ===========

                           See accompanying notes to financial statements



                           WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                 (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                          FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001




                                                    GENERAL            LIMITED
                                                    PARTNER            PARTNERS             TOTAL
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2000      $    (51,199)      $ 19,840,531       $ 19,789,332

Net loss                                               (21,628)        (2,141,163)        (2,162,791)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2001           (72,827)        17,699,368         17,626,541

Net loss                                               (16,083)        (1,592,184)        (1,608,267)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2002           (88,910)        16,107,184         16,018,274

Net loss (restated)                                    (13,927)        (1,378,734)        (1,392,661)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2003
(restated)                                        $   (102,837)      $ 14,728,450       $ 14,625,613
                                                  ============       ============       ============


                           See accompanying notes to financial statements



                                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS


                                                                           FOR THE YEARS
                                                                           ENDED MARCH 31
                                                           -----------------------------------------------

                                                               2003              2002              2001
                                                           -----------       -----------       -----------
                                                           (restated)
Cash flows from operating activities:
   Net loss                                                $(1,392,661)      $(1,608,267)      $(2,162,791)
   Adjustments  to  reconcile  net  loss to net  cash
    used in operating activities:
    Amortization                                                64,536            64,536            64,536
    Equity in losses of limited partnerships                 1,045,926         1,365,625         1,803,882
    Write off of advances to Local Limited
     Partnership                                               198,658            57,880           229,015
    Change in amounts due from affiliates                           --                --             4,976
    Change in accrued fees and expenses due to
     general partner and affiliates                             70,068           103,180               515
                                                           -----------       -----------       -----------

Net cash used in operating activities                          (13,473)          (17,046)          (59,867)
                                                           -----------       -----------       -----------

Cash flows from investing activities:
   Investments in limited partnerships                         (48,559)          (84,500)         (173,858)
   Funds held in escrow disbursement account                    (4,653)           52,524           (13,054)
   Sale (purchase) of marketable securities                         --                --            50,073
   Distributions from limited partnerships                          --            10,000                --
   Advances to Local Limited Partnerships                     (198,659)          (50,171)         (286,950)
   Advances from WNC                                           286,924                --                --
                                                           -----------       -----------       -----------

Net cash provided by (used in) investing activities             35,053           (72,147)         (423,789)
                                                           -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents            21,580           (89,193)         (483,656)

Cash and cash equivalents, beginning of period                   1,288            90,481           574,137
                                                           -----------       -----------       -----------

Cash and cash equivalents, end of period                   $    22,868       $     1,288       $    90,481
                                                           ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Taxes paid                                              $       800       $       800       $       800
                                                           ===========       ===========       ===========

                                     See accompanying notes to financial statements

                                                      27

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

As of July 16, 2003, the Partnership had not obtained audited financial statements for two of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood"), as of and for the years ended December 31, 2002 and 2001 and Murfreesboro Villas, L.P., ("Murfreesboro") as of and for the year ended December 31, 2002. As a result of this limitation in scope, the Partnership's Independent Certified Public Accountants had previously qualified their report with respect to their audits of the Partnership's 2003 and 2002 financial statements. Subsequent to July 16, 2004 the Partnership did receive the audited financial statements for Mansur Wood and Murfreesboro, therefore the Form 10K/A is being filed with the Securities and Exchange Commission. Furthermore, the Partnership has now included the financial information of Mansur Wood and Murfreesboro in the combined condensed financial statements presented elsewhere herein. (See Note 8)

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

The Partnership's investments in limited partnerships as reflected in the balance sheets at March 31, 2003 and 2002, are approximately $1,604,000 (restated) and $1,515,000 (restated), respectively, greater than the Partnership's combined equity at the preceding December 31 as shown in the Local Limited Partnerships' combined financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and to capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnerships' financial statements (see Note 5).

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

The following is a summary of the equity method activity of the investments in limited partnerships for the periods presented:

                                                                  FOR THE YEARS ENDED
                                                                       MARCH 31
                                                  --------------------------------------------------

                                                      2003               2002               2001
                                                  ------------       ------------       ------------
                                                   (restated)
Investments per balance sheet,
   beginning of period                            $ 16,200,256       $ 17,555,917       $ 19,293,654
Capital contributions paid                                  --             84,500            130,681
Distributions received                                      --            (10,000)                --
Equity in losses of limited partnerships            (1,045,926)        (1,365,625)        (1,803,882)
Amortization of capitalized acquisition fees
   and costs                                           (64,536)           (64,536)           (64,536)
                                                  ------------       ------------       ------------

Investments per balance sheet,
   end of period                                  $ 15,089,794       $ 16,200,256       $ 17,555,917
                                                  ============       ============       ============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

The financial information from the individual financial statements of the Local Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (all years have been restated to included the combined condensed information for Mansur Wood Living Center, L.P. and Murfreesboro Villas, L.P.:

                        COMBINED CONDENSED BALANCE SHEETS

                                                             2002               2001
                                                          (RESTATED)         (RESTATED)
                                                        -------------       ------------
ASSETS

LAND                                                     $  2,266,000       $  2,200,000
BUILDINGS AND IMPROVEMENTS, NET OF ACCUMULATED
  DEPRECIATION FOR 2002 AND  2001 OF $5,351,000 AND
  $4,074,000, RESPECTIVELY                                 28,895,000         30,189,000
OTHER ASSETS                                                1,495,000          1,366,000
                                                         ------------       ------------

                                                         $ 32,656,000       $ 33,755,000
                                                         ============       ============

LIABILITIES

MORTGAGE AND CONSTRUCTION LOANS PAYABLE                  $ 15,374,000       $ 15,503,000
DUE TO RELATED PARTIES                                      2,929,000          2,612,000
OTHER LIABILITIES                                             869,000            913,000
                                                         ------------       ------------

                                                           19,172,000         19,028,000
                                                         ------------       ------------

PARTNERS' CAPITAL

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5             13,486,000         14,685,000
OTHER PARTNERS                                                 (2,000)            42,000
                                                         ------------       ------------

                                                           13,484,000         14,727,000
                                                         ------------       ------------

                                                         $ 32,656,000       $ 33,755,000
                                                         ============       ============



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                               2002              2001             2000
                                            (RESTATED)        (RESTATED)        (RESTATED)
                                           -----------       -----------       -----------

REVENUES                                   $ 3,070,000       $ 2,974,000       $ 2,216,000
                                           -----------       -----------       -----------

EXPENSES:
  OPERATING EXPENSES                         1,967,000         1,973,000         1,857,000
  INTEREST EXPENSE                           1,011,000           975,000           782,000
  DEPRECIATION AND AMORTIZATION              1,298,000         1,342,000         1,221,000
                                           -----------       -----------       -----------

TOTAL EXPENSES                               4,276,000         4,290,000         3,860,000
                                           -----------       -----------       -----------

NET LOSS                                   $(1,206,000)      $(1,316,000)      $(1,644,000)
                                           ===========       ===========       ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP      $(1,199,000)      $(1,242,000)      $(1,636,000)
                                           ===========       ===========       ===========

NET LOSS RECORDED BY THE PARTNERSHIP       $(1,046,000)      $(1,366,000)      $(1,804,000)
                                           ===========       ===========       ===========

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

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March 31, 2003 and 2002:

                                          JUNE 30      SEPTEMBER 30     DECEMBER 31      MARCH 31
                                        ----------     ------------     -----------     ----------
                                                                                        (restated)
                 2003
                 ----
Income                                  $      --       $      --       $      --       $  25,000

Operating expenses                        (47,000)        (66,000)        (86,000)       (173,000)

Equity in losses of limited
     partnerships                        (355,000)       (355,000)       (248,000)        (88,000)

Net loss                                 (402,000)       (421,000)       (334,000)       (236,000)

Loss available to limited partners       (398,000)       (416,000)       (331,000)       (234,000)

Loss per limited partner unit                 (16)            (17)            (13)             (9)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED
---------------------------------------------------------------

                                          JUNE 30       SEPTEMBER 30    DECEMBER 31      MARCH 31
                                        ----------      ------------    -----------     -----------
                 2002
                 ----

Income                                  $      --       $      --       $      --       $  11,000

Operating expenses                        (47,000)        (90,000)        (56,000)        (60,000)

Equity in losses of limited
     partnerships                        (409,000)       (409,000)       (408,000)       (140,000)

Net loss                                 (456,000)       (499,000)       (464,000)       (189,000)

Loss available to limited partners       (452,000)       (494,000)       (460,000)       (186,000)

Loss per limited partner unit                 (18)            (20)            (18)             (7)


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

NOTE 7 - WRITE OFF OF ADVANCES TO A LOCAL LIMITED PARTNERSHIP
-------------------------------------------------------------

Through March 31, 2003, the Partnership advanced cash in the amount of $680,484 (restated) to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $680,484 of advances, $0(restated), $40,226 and $229,015 was written off during the years ended March 31, 2003, 2002 and 2001, respectively. The Partnership did receive $9,000 in payments from the Local Limited Partnership. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements. During the fiscal year end March 31, 2003, the respective property has continued to rent up and Section 8 certifications have been obtained for approximately 100% of the units. Such certifications have enabled the property to charge market rents applicable to multi-family housing complexes and attain a positive cash flow.

During the fiscal year ended March 31, 2003, the Partnership advanced approximately $199,000 to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the current year property taxes. When the original Form 10-K was filed the Partnership incorrectly concluded that the advances would be repaid. The Partnership has determined that the advances should have been fully reserved during the year ending December 31, 2003. As such, the financial statements have been adjusted to reflect the write off of these advances during the year ended March 31, 2003 for the amended Form 10-K/A.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


NOTE 8 - RESTATEMENT
--------------------

The Partnership, as a limited partner or limited liability company member in the Local Limited Partnerships, may be unable to affect the selection or monitor the progress of the auditors of a Local Limited Partnership. The partnership agreement or operating agreement of each Local Limited Partnership includes disincentives for the failure of the Local Limited Partnership to timely deliver audited financial statements to the Partnership. However, there can be no absolute assurance that the Partnership will be able to timely obtain audited financial statements from each Local Limited Partnership. In such a case, the Partnership might estimate its interest in the results of the operations of the Local Limited Partnership. For the Partnership fiscal year ended March 31, 2003, the Partnership was unable to obtain audited financial statements from two of its Local Limited Partnerships, Mansur Wood Living Center, L.P. ("Mansur Wood") and Murfreesboro Villas Limited Partnerships ("Murfreesboro") as of and for the Mansur Wood and Murfreesboro fiscal year ended December 31, 2002. Additionally for the fiscal year ended March 31, 2002, the Partnership was unable to obtain audited financial statements for Mansur Wood as of and for the Mansur Wood fiscal year ended December 31, 2001. Subsequent to the filing date of the Partnership's original Form 10-K for the period ended March 31, 2003, the Partnership obtained the audited financial statements of Mansur Wood for the Mansur Wood fiscal year ended December 31, 2002 and 2001. Additionally the Partnership obtained the audited financial statements of Murfreesboro for the year ended December 31, 2002. As a result, the Partnership has restated its accompanying financial statements for the year ended March 31, 2003 to reflect the differences in the Partnership's estimated interests in the results of the operations in Mansur Wood and Murfreesboro, and the Partnership's actual interests in Mansur Wood and Murfreesboro based on the audited financial statements of Mansur Wood and Murfreesboro for the fiscal years ended December 31, 2002 and 2001.

During the fiscal year ended March 31, 2003, the Partnership advanced approximately $199,000 to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the current year property taxes. When the original Form 10-K was filed the Partnership incorrectly concluded that the advances would be repaid. The Partnership has determined that the advances should have been fully reserved during the year ending December 31, 2003. As such, the financial statements have been adjusted to reflect the write off of these advances during the year ended March 31, 2003 for the amended Form 10-K/A.

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                         March 31, 2003
                                                   ------------------------------------------------------------
                                                      As Restated      Adjustments    As Previously Reported
                                                   ------------------ -------------- --------------------------
     Investment in limited partnerships, net       $      15,089,794        134,981  (a)      $     14,954,813
     Total assets                                         15,332,554        (63,677)                15,396,231
     Partners' equity (deficit)
         General partner                                    (102,837)         (152)  (c)              (102,685)
         Limited partners                                 14,728,450       (14,966)  (c)            14,743,416
     Total partners' equity                               14,625,613       (15,118)  (c)            14,640,731



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


NOTE 8 - RESTATEMENT, CONTINUED
-------------------------------

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                    Year Ending March 31, 2003
                                                  ----------------------------------------------------------------
                                                      As Restated         Adjustments     As Previously Reported
                                                  --------------------- ----------------- ------------------------
     Equity in losses of limited partnerships     $        (1,045,926)          134,981   (a)    $    (1,180,907)
     Net loss                                              (1,392,661)          (15,118)  (b)         (1,377,543)
     Net loss allocated to:
         General partner                                      (13,927)             (152)  (c)            (13,775)
         Limited partners                                  (1,378,734)          (14,966)  (c)         (1,363,768)

     Net loss per limited partner unit                         (55.15)             (.60)  (d)             (54.55)

The following table shows the effect of the restatement on the Statement of Partners' Equity (Deficit) as previously reported:

                                                                          Year Ending March 31, 2003
                                                         -------------------------------------------------------------
                                                            As Restated         Adjustments         As Previously
                                                                                                      Reported
                                                         ------------------- ------------------ ----------------------
     General Partner
         Partners' equity (deficit) at March 31, 2002    $         (88,910)                 -      $         (88,910)
         Net loss                                                  (13,927)              (152)  (c)          (13,775)
                                                            ---------------- ------------------        ---------------
         Partners' equity (deficit) at March 31, 2003             (102,837)              (152)              (102,685)


     Limited Partners
         Partners' equity (deficit) at March 31, 2002           16,107,184                  -             16,107,184
         Net loss                                               (1,378,734)           (14,966)  (c)       (1,363,768)
                                                            ---------------- ------------------        ---------------
         Partners' equity (deficit) at March 31, 2003           14,728,450            (14,966)            14,743,416


     Total
         Partners' equity (deficit) at March 31, 2002           16,018,274                  -             16,018,274
         Net loss                                               (1,392,661)           (15,118)  (b)       (1,377,543)
                                                            ---------------- ------------------        ---------------
         Partners' equity (deficit) at March 31, 2003           14,625,613            (15,118)            14,640,731



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001


NOTE 8 - RESTATEMENT, CONTINUED
-------------------------------

The following table shows the effect of the restatement on the Statement of Cash
Flows as previously reported:

                                                                                    Year Ending March 31, 2003
                                                                  ---------------------------------------------------------------
                                                                      As Restated         Adjustments     As Previously Reported
                                                                  --------------------- ----------------- -----------------------
     Cash flows from operating activities:
         Net loss                                                 $        (1,392,661)        (15,118) (b)  $     (1,377,543)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Equity in losses of limited partnerships                       (1,045,926)        134,981  (a)        (1,180,907)
            Write off of advances to Local Limited Partnerships               198,658         150,099  (e)            48,559
          Cash flows from investing activities:
            Investments in Limited Partnerships                               (48,559)        (48,559) (f)                 -
            Advances to Local Limited Partnerships                           (198,659)         48,559  (f)          (247,218)

(a) The originally filed Form 10-K included estimates for the equity in losses for two of its Local Limited Partnerships, Mansur Wood and Murfreesboro. Subsequent to that originally filed 10-K, the audited financials for those two Local Limited Partnerships were received and as such the Partnership recorded the actual audited equity in losses for the two Local Limited Partnerships. The audits for the two Local Limited Partnerships had total losses of $134,981 less than the estimate that was originally filed; this adjustment is the amount to true up the losses to the actual audited amounts.

(b) This amount represents the total net loss adjustment which is made up of the reduction in equity in losses of Local Limited Partnerships discussed in (a) offset by the increase in write-off of advances of Local Limited Partnerships discussed in (e).

(c) These amounts represent the General Partner and Limited Partners allocated share of the overall net loss adjustments. The General Partner is allocated 1% and the Limited Partners are allocated 99%.

(d) The $(.60) increase in net loss per partnership unit is due to $(14,966) adjustment to the Limited Partners net loss allocation for the year ended March 31, 2003 divided by the number of Limited Partner units, 25,000.

(e) The write of advances made to Local Limited Partnerships in the originally filed Form 10-K amounted to $48,559. As of March 31, 2003 there was $198,659 in advances made to a Local Limited Partnership which was deemed to be collectible. Subsequent to the filing of the original Form 10-K for the year ended March 31, 2003 the Partnership determined the advances needed to be reserved. As such, the Partnership has reserved against the $198,659, in the Form 10-K/A. The $48,569 that was originally deemed as uncollectible has subsequently been reclassified as a capital contribution payment to the Local Limited Partnership and therefore reducing the write off of advances to Local Limited Partnerships. The net effect of the two adjustments is the additional write-off of advances of $150,099.

(f)      Refer to (e) above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors, (b) Identification of Executive Officers, (c)
      --------------------------------------------------------------------------
      Identification of Certain Significant Employees, (d) Family Relationships,
      --------------------------------------------------------------------------
      and (e) Business Experience
      ---------------------------

Neither the General Partner nor the Partnership has directors, executive officers or employees of its own. The business of the Partnership is conducted primarily through Associates. Associates is a California corporation which was organized in 1971. The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership's affairs.

Wilfred N. Cooper, Sr.       Chairman
Wilfred N. Cooper, Jr.       President and Chief Executive Officer
David N. Shafer, Esq.        Executive Vice President
Michael J. Gaber             Executive Vice President
Sylvester P. Garban          Senior Vice President - Institutional Investments
Thomas J. Riha, CPA          Senior Vice President - Chief Financial Officer
Thomas J. Hollingsworth      Vice President - Asset Management
Gregory S. Hand              Vice President - Acquisitions
Melanie R. Wenk              Vice President - Portfolio Management & Accounting

In addition to Wilfred N. Cooper, Sr., the directors of Associates are Wilfred
N. Cooper, Jr., Kay L. Cooper, and Jennifer Cooper. The principal shareholders of Associates are trusts established by the Coopers.

Wilfred N. Cooper, Sr., age 77, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders, a National Trustee for NAHB's Political Action Committee, and a past Chairman of NAHB's Multifamily Council. He is a Life Trustee of the National Housing Conference, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 44, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Board of Trustees of the National Housing Conference, and is a member of the Editorial Advisory Board of LIHTC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, a member of the Tax Policy Council for the National Trust for Historic Preservation, a member of the Advisory Board of the New York State Association for Affordable Housing, a member of the Urban Land Institute, a member of the Orange County Advisory Board of US Bank, and a member of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 55, is an Executive Vice President, a member of the Acquisition Committee of, and oversees the New Markets Tax Credit operations of, Associates, and is responsible for the business development activities of WNC

Community Preservation Partners. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael J. Gaber, age 41, is an Executive Vice President, oversees the Originations, and the Acquisitions Departments, and is a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Sylvester P. Garban, age 61, is Senior Vice President - Institutional Investments of Associates and a registered principal with WNC Capital Corporation. Mr. Garban has been involved in domestic and multinational institutional real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a commercial real estate development and management firm. He was previously involved in operations management with The Taubman Company, an international regional mall developer. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 52, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a founding member of the Housing Credit Certified Professional Board of Governors, a national professional certification program administered by the NAHB and the National Affordable Housing Management Association. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Thomas J. Hollingsworth, age 56, is Vice President - Asset Management of Associates and oversees WNC's asset management group. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 25 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Gregory S. Hand, age 44, is Vice President - Acquisitions of, and oversees the property underwriting activities of, Associates. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Melanie R. Wenk, age 39, is Vice President - Portfolio Management & Accounting of Associates. She is responsible for overseeing institutional and retail fund portfolio management, including partnership accounting, SEC reporting, quarterly and annual investor reporting, monitoring investment returns for all stabilized WNC institutional funds, and corporate accounting. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona, in 1999 with a Bachelor of Science degree in accounting.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The auditS referred to in our report dual dated July 16, 2003 and May 9, 2008, relating to the 2003,2002 and 2001 financial statements of WNC Housing Tax Credit Fund VI, L.P.,Series 5 (the "Partnership"), which is contained in Item 8 of this Form 10-K,included the audit of the accompanying financial statement schedules. The financial statement schedules, listed in Item 15(a)2, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.



                                                     /s/ BDO SEIDMAN, LLP


Costa Mesa, California
July 16, 2003, except for Notes 2, 4, 7 and 8, as to which the date is May 9, 2008


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                                           -------------------------------------
                                                                   AS OF MARCH 31, 2003
                                                           -------------------------------------
                                                           PARTNERSHIP'S TOTAL
                                                           ORIGINAL INVESTMENT    AMOUNT OF
                                                             IN LOCAL LIMITED     INVESTMENT
          PARTNERSHIP NAME                 LOCATION            PARTNERSHIPS      PAID TO DATE
-------------------------------------------------------------------------------------------------

(restated) (restated) (restated) (restated)

Apartment Housing of Theodore        Theodore, Alabama              $ 1,188,000     $ 1,188,000

Austin Gateway, Ltd.                 Austin, Texas                      131,000         131,000

Bradley Villas Limited Partnership   Bradley, Arkansas                  501,000         501,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri              972,000         972,000

Concord Apartment Partners, L.P.     Orlando, Florida                   470,000         470,000

El Reno Housing Associates Limited   El Reno, Oklahoma                3,040,000       2,836,000
Partnership

Enhance, L.P.                        Baton Rouge,                       620,000         620,000
                                     Louisiana

Hillcrest Heights, L.P.              Marshalltown, Iowa                 609,000         609,000

Hughes Villas Limited Partnership    Hughes, Arkansas                   182,000         182,000

Mansur Wood Living Center, L.P.      Carbon Cliff,                    6,446,000       6,446,000
                                     Illinois

Mark Twain Senior Community Limited  Oakland, California                740,000         715,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                      685,000         685,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                     716,000         716,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee               1,845,000       1,845,000

United Development Co., L.P. - 97.2  Memphis, Tennessee                 743,000         743,000
                                                                    -----------     -----------
                                                                    $18,888,000     $18,659,000
                                                                    ===========     ===========


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                                            ---------------------------------------------------------------
                                                                               AS OF DECEMBER 31, 2002
                                                            ---------------------------------------------------------------

                                                            ENCUMBRANCES OF
                                                              LOCAL LIMITED    PROPERTY AND   ACCUMULATED
          PARTNERSHIP NAME                 LOCATION           PARTNERSHIPS      EQUIPMENT     DEPRECIATION  NET BOOK VALUE
---------------------------------------------------------------------------------------------------------------------------

(restated) (restated) (restated) (restated)

Apartment Housing of Theodore        Theodore, Alabama            $ 1,140,000    $ 2,346,000      $ 323,000    $ 2,023,000

Austin Gateway, Ltd.                 Austin, Texas                    383,000        647,000         76,000        571,000

Bradley Villas Limited Partnership   Bradley, Arkansas                513,000      1,000,000        146,000        854,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri            708,000      1,899,000        165,000      1,734,000

Concord Apartment Partners, L.P.     Orlando, Florida                 277,000        445,000        122,000        323,000

El Reno Housing Associates Limited   El Reno, Oklahoma              2,358,000      5,984,000        879,000      5,105,000
Partnership

Enhance, L.P.                        Baton Rouge,                     628,000      1,417,000        258,000      1,159,000
                                     Louisiana

Hillcrest Heights, L.P.              Marshalltown, Iowa               564,000      1,218,000        152,000      1,066,000

Hughes Villas Limited Partnership    Hughes, Arkansas                 755,000        986,000        193,000        793,000

Mansur Wood Living Center, L.P.      Carbon Cliff,                  3,991,000     10,983,000      1,079,000      9,904,000
                                     Illinois

Mark Twain Senior Community Limited  Oakland, California            1,419,000      2,691,000        970,000      1,721,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                    673,000      1,261,000        183,000      1,078,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                   720,000      1,449,000        170,000      1,279,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee               877,000      3,099,000        409,000      2,690,000

United Development Co., L.P. - 97.2  Memphis, Tennessee               368,000      1,087,000        226,000        861,000
                                                                  -----------    -----------     ----------    -----------
                                                                  $15,374,000    $36,512,000     $5,351,000    $31,161,000
                                                                  ===========    ===========     ==========    ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                     -------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                     -------------------------------------------------------------------------------
                                                                      YEAR
                                                                   INVESTMENT                ESTIMATED USEFUL LIFE
          PARTNERSHIP NAME           RENTAL INCOME    NET LOSS      ACQUIRED      STATUS           (YEARS)
--------------------------------------------------------------------------------------------------------------------
                                       (restated)      (restated)

Apartment Housing of Theodore             $ 151,000    $ (78,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         60,000      (37,000)     2000       Completed           40.0

Bradley Villas Limited Partnership           64,000      (28,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                100,000      (12,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.            104,000      (24,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 465,000     (241,000)     1998       Completed           40.0

Enhance, L.P.                                66,000      (64,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     159,000      (21,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            88,000      (34,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.             675,000     (388,000)     1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 561,000      (58,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  51,000      (89,000)     1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          50,000      (45,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            302,000      (64,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         116,000      (23,000)     1998       Completed           27.5
                                         ----------  -----------
                                         $3,012,000  $(1,206,000)
                                         ==========  ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002
                                                           -------------------------------------
                                                                   AS OF MARCH 31, 2002
                                                           -------------------------------------
                                                           PARTNERSHIP'S TOTAL     AMOUNT OF
                                                           INVESTMENT IN LOCAL    INVESTMENT
          PARTNERSHIP NAME                 LOCATION        LIMITED PARTNERSHIPS  PAID TO DATE
-------------------------------------------------------------------------------------------------

(restated) (restated) (restated) (restated)

Apartment Housing of Theodore        Theodore, Alabama              $ 1,188,000     $ 1,188,000

Austin Gateway, Ltd.                 Austin, Texas                      131,000         131,000

Bradley Villas Limited Partnership   Bradley, Arkansas                  501,000         501,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri              972,000         972,000

Concord Apartment Partners, L.P.     Orlando, Florida                   470,000         470,000

El Reno Housing Associates Limited   El Reno, Oklahoma                3,040,000       2,836,000
Partnership

Enhance, L.P.                        Baton Rouge,                       620,000         620,000
                                     Louisiana

Hillcrest Heights, L.P.              Marshalltown, Iowa                 609,000         609,000

Hughes Villas Limited Partnership    Hughes, Arkansas                   182,000         182,000

Mansur Wood Living Center, L.P.      Carbon Cliff,                    6,446,000       6,446,000
                                     Illinois

Mark Twain Senior Community Limited  Oakland, California                740,000         715,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                      685,000         685,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                     716,000         716,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee               1,845,000       1,845,000

United Development Co., L.P. - 97.2  Memphis, Tennessee                 743,000         743,000
                                                                    -----------     -----------
                                                                    $18,888,000     $18,659,000
                                                                    ===========     ===========


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002
                                                            ---------------------------------------------------------------
                                                                               AS OF DECEMBER 31, 2001
                                                            ---------------------------------------------------------------
                                                             ENCUMBRANCES OF
                                                              LOCAL LIMITED    PROPERTY AND   ACCUMULATED
          PARTNERSHIP NAME                 LOCATION           PARTNERSHIPS      EQUIPMENT     DEPRECIATION  NET BOOK VALUE
---------------------------------------------------------------------------------------------------------------------------

(restated) (restated) (restated) (restated)

Apartment Housing of Theodore        Theodore, Alabama            $ 1,140,000    $ 2,346,000      $ 244,000    $ 2,102,000

Austin Gateway, Ltd.                 Austin, Texas                    388,000        647,000         60,000        587,000

Bradley Villas Limited Partnership   Bradley, Arkansas                520,000        999,000        115,000        884,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri            727,000      1,899,000        119,000      1,780,000

Concord Apartment Partners, L.P.     Orlando, Florida                 281,000        445,000         98,000        347,000

El Reno Housing Associates Limited   El Reno, Oklahoma              2,367,000      5,984,000        650,000      5,334,000
Partnership

Enhance, L.P.                        Baton Rouge,                     636,000      1,416,000        199,000      1,217,000
                                     Louisiana

Hillcrest Heights, L.P.              Marshalltown, Iowa               574,000      1,209,000        117,000      1,092,000

Hughes Villas Limited Partnership    Hughes, Arkansas                 758,000        986,000        164,000        822,000

Mansur Wood Living Center, L.P.      Carbon Cliff,                  4,067,000     10,946,000        675,000     10,271,000
                                     Illinois

Mark Twain Senior Community Limited  Oakland, California            1,433,000      2,693,000        875,000      1,818,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                    634,000      1,258,000        142,000      1,116,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                   722,000      1,449,000        131,000      1,318,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee               885,000      3,099,000        300,000      2,799,000

United Development Co., L.P. - 97.2  Memphis, Tennessee               371,000      1,087,000        185,000        902,000
                                                                  -----------    -----------     ----------    -----------
                                                                  $15,503,000    $36,463,000     $4,074,000    $32,389,000
                                                                  ===========    ===========     ==========    ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002
                                     -------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                     -------------------------------------------------------------------------------
                                                                      YEAR
                                                                   INVESTMENT                 ESTIMATED USEFUL LIFE
          PARTNERSHIP NAME           RENTAL INCOME    NET LOSS       AQUIRED       STATUS           (YEARS)
--------------------------------------------------------------------------------------------------------------------
                                       (restated) (restated)

Apartment Housing of Theodore             $ 142,000    $ (64,000)     1998       Completed           40.0

Austin Gateway, Ltd.                         71,000      (21,000)     2000       Completed           40.0

Bradley Villas Limited Partnership           59,000      (25,000)     1998       Completed           40.0

Chillicothe Plaza Apts. L.P.                 96,000      (19,000)     1997       Completed           50.0

Concord Apartment Partners, L.P.            100,000      (29,000)     1998       Completed           30.0

El Reno Housing Associates Limited
Partnership                                 364,000     (369,000)     1998       Completed           40.0

Enhance, L.P.                                89,000      (78,000)     2000       Completed           27.5

Hillcrest Heights, L.P.                     151,000      (50,000)     1998       Completed           27.0

Hughes Villas Limited Partnership            85,000      (20,000)     1998       Completed           40.0

Mansur Wood Living Center, L.P.             656,000     (394,000)     1998       Completed           27.5

Mark Twain Senior Community Limited
Partnership                                 531,000      (57,000)     1998       Completed           27.5

Murfreesboro Villas Limited
Partnership                                  53,000      (46,000)     1998       Completed           40.0

Spring Valley Terrace Apartments,
LLC                                          58,000      (42,000)     1997       Completed           40.0

United Development Co., L.P. - 97.1
                                            287,000      (75,000)     1998       Completed           27.5

United Development Co., L.P. - 97.2         109,000      (27,000)     1998       Completed           27.5
                                         ----------  -----------
                                         $2,851,000  $(1,316,000)
                                         ==========  ===========




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2001
                                                           -------------------------------------
                                                                   AS OF MARCH 31, 2001
                                                           -------------------------------------
                                                           PARTNERSHIP'S TOTAL     AMOUNT OF
                                                           INVESTMENT IN LOCAL    INVESTMENT
          PARTNERSHIP NAME                 LOCATION        LIMITED PARTNERSHIPS  PAID TO DATE
-------------------------------------------------------------------------------------------------

Apartment Housing of Theodore        Theodore, Alabama              $ 1,188,000     $ 1,188,000

Austin Gateway, Ltd.                 Austin, Texas                      131,000         131,000

Bradley Villas Limited Partnership   Bradley, Arkansas                  501,000         501,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri              972,000         972,000

Concord Apartment Partners, L.P.     Orlando, Florida                   470,000         470,000

El Reno Housing Associates Limited   El Reno, Oklahoma                3,040,000       2,836,000
Partnership

Enhance, L.P.                        Baton Rouge,                       620,000         620,000
                                     Louisiana

Hillcrest Heights, L.P.              Marshalltown, Iowa                 609,000         609,000

Hughes Villas Limited Partnership    Hughes, Arkansas                   182,000         182,000

Mansur Wood Living Center, L.P.      Carbon Cliff,                    6,446,000       6,446,000
                                     Illinois

Mark Twain Senior Community Limited  Oakland, California                740,000         715,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                      685,000         685,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                     716,000         716,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee               1,845,000       1,845,000

United Development Co., L.P. - 97.2  Memphis, Tennessee                 743,000         743,000
                                                                    -----------     -----------
                                                                    $18,888,000     $18,659,000
                                                                    ===========     ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2001
                                                            ---------------------------------------------------------------
                                                                               AS OF DECEMBER 31, 2000
                                                            ---------------------------------------------------------------
                                                             ENCUMBRANCES OF
                                                              LOCAL LIMITED    PROPERTY AND   ACCUMULATED
          PARTNERSHIP NAME                 LOCATION           PARTNERSHIPS      EQUIPMENT     DEPRECIATION  NET BOOK VALUE
---------------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore        Theodore, Alabama            $ 1,148,000    $ 2,345,000      $ 156,000    $ 2,189,000

Austin Gateway, Ltd.                 Austin, Texas                    278,000        429,000         49,000        380,000

Bradley Villas Limited Partnership   Bradley, Arkansas                526,000      1,000,000         84,000        916,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri            746,000      1,899,000         73,000      1,826,000

Concord Apartment Partners, L.P.     Orlando, Florida                 286,000        442,000         73,000        369,000

El Reno Housing Associates Limited   El Reno, Oklahoma              2,367,000      5,984,000        420,000      5,564,000
Partnership

Enhance, L.P.                        Baton Rouge,                     644,000      1,416,000        141,000      1,275,000
                                     Louisiana

Hillcrest Heights, L.P.              Marshalltown, Iowa               583,000      1,210,000         83,000      1,127,000

Hughes Villas Limited Partnership    Hughes, Arkansas                 761,000        986,000        135,000        851,000

Mansur Wood Living Center, L.P.      Carbon Cliff,                  3,903,000     10,904,000        270,000     10,634,000
                                     Illinois

Mark Twain Senior Community Limited  Oakland, California            1,447,000      2,529,000        759,000      1,770,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                    640,000      1,258,000        101,000      1,157,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                   722,000      1,449,000         93,000      1,356,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee               898,000      3,099,000        191,000      2,908,000

United Development Co., L.P. - 97.2  Memphis, Tennessee               374,000      1,087,000        144,000        943,000
                                                                  -----------    -----------     ----------    -----------
                                                                  $15,323,000    $36,037,000     $2,772,000    $33,265,000
                                                                  ===========    ===========     ==========    ===========





WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2001
                                     ---------------------------------------------------------------------------
                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                     ---------------------------------------------------------------------------
                                                                      YEAR
                                                       NET INCOME  INVESTMENT              ESTIMATED USEFUL LIFE
         PARTNERSHIP NAME                RENTAL INCOME   (LOSS)     ACQUIRED      STATUS         (YEARS)
----------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore             $ 136,000    $ (98,000)     1998       Completed        40.0

Austin Gateway, Ltd.                         58,000        1,000      2000       Completed        40.0

Bradley Villas Limited Partnership           60,000      (28,000)     1998       Completed        40.0

Chillicothe Plaza Apts. L.P.                 93,000      (21,000)     1997       Completed        50.0

Concord Apartment Partners, L.P.             98,000      (21,000)     1998       Completed        30.0

El Reno Housing Associates Limited
Partnership                                 191,000     (582,000)     1998       Completed        40.0

Enhance, L.P.                                67,000      (47,000)     2000       Completed        27.5

Hillcrest Heights, L.P.                     142,000      (29,000)     1998       Completed        27.0

Hughes Villas Limited Partnership            91,000      (18,000)     1998       Completed        40.0

Mansur Wood Living Center, L.P.             260,000     (448,000)     1998       Completed        27.5

Mark Twain Senior Community Limited
Partnership                                 469,000     (108,000)     1998       Completed        27.5

Murfreesboro Villas Limited
Partnership                                  53,000      (44,000)     1998       Completed        40.0

Spring Valley Terrace Apartments,
LLC                                          54,000      (36,000)     1997       Completed        40.0


United Development Co., L.P. - 97.1         258,000     (129,000)     1998       Completed        27.5

United Development Co., L.P. - 97.2         119,000      (36,000)     1998       Completed        27.5
                                         ----------  ------------
                                         $2,149,000  $(1,644,000)
                                         ==========  ============

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

By:      WNC & Associates, Inc.,
         General Partner



         By:      /s/ Wilfred N. Cooper, Jr.
                  ------------------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:    May 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Wilfred N. Cooper, Jr.
         -----------------------------
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director
         of WNC & Associates, Inc.
         (chief executive officer)

Date:    May 9, 2008



By:      /s/ Thomas J. Riha
         -----------------------------
         Thomas J. Riha,
         Senior  Vice-President - Chief Financial  Officer
         of WNC & Associates,  Inc. (chief financial officer
         and chief accounting officer)

Date:    May 9 2008



By:      /s/ Wilfred N. Cooper, Sr.
         -----------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    May 9, 2008



By:      /s/ Kay L. Cooper
         -----------------------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:    May 9, 2008