Form 10-Q/A
period 2003-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-16
CIK 1036500

FORM 10-Q/A

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

Yes [_]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [X] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                              INDEX TO FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

       Balance Sheets
         June 30, 2003 and March 31, 2003......................................3

       Statements of Operations
         For the Three Months Ended June 30, 2003 and 2002.....................4

       Statement of Partners' Equity (Deficit)
         For the Three Months Ended June 30, 2003..............................5

       Statements of Cash Flows
         For the Three Months Ended June 30, 2003 and 2002.....................6

       Notes to Financial Statements ..........................................7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................19

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......20

     Item 4. Controls and Procedures..........................................20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................20

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......20

     Item 3. Defaults Upon Senior Securities..................................20

     Item 4. Submission of Matters to a Vote of Security Holders..............20

     Item 5. Other Information................................................21

     Item 6. Exhibits.........................................................21

       Signatures.............................................................22


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (Unaudited)


                                                    JUNE 30, 2003  MARCH 31, 2003
                                                    ------------    ------------
                                                     (Restated)
ASSETS

Cash                                                $     23,898    $     22,868
Funds held in escrow disbursement account                209,711         208,778
Investments in Local Limited Partnerships, net
 (Note 2)                                             14,610,412      15,089,794
Due from affiliate (Note 3)                               11,114          11,114
                                                    ------------    ------------

Total Assets                                        $ 14,855,135    $ 15,332,554
                                                    ============    ============


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payables to Local Limited Partnerships (Note 4)   $    180,471    $    180,471
  Accrued fees and expenses due to
   General Partner and affiliates (Note 3)               568,602         526,470
                                                    ------------    ------------

    Total liabilities                                    797,073         706,941
                                                    ------------    ------------


Partners' equity (deficit):
  General Partner                                       (108,033)       (102,837)
  Limited Partners (25,000 units authorized,
   25,000 units issued and outstanding)               14,214,095      14,728,450
                                                    ------------    ------------

    Total partners' equity                            14,106,062      14,625,613
                                                    ------------    ------------

Total Liabilities and Partners' Equity              $ 14,855,135    $ 15,332,554
                                                    ============    ============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                           2003       2002
                                        ---------   ---------
                                          THREE       THREE
                                          MONTHS      MONTHS
                                        ---------   ---------
                                       (RESTATED)

Reporting fees                         $   1,000    $      --
                                        ---------   ---------

Operating expenses:
  Amortization (Note 1)                   16,134       16,134
  Asset management fees (Note 3)          17,517       17,517
  Legal and accounting fees                3,989        8,275
  Impairment loss                        154,864           --
  Write off of advances to Local
     Limited Partnerships (Note 5)        16,921           --
  Other                                    3,705        4,997
                                       ---------    ---------

    Total operating expenses             213,130       46,923
                                       ---------    ---------

Loss from operations                    (212,130)     (46,923)

Equity in losses of
 Local Limited Partnerships (Note 2)    (308,384)    (355,013)

Interest income                              963            2
                                       ---------    ---------

Net loss                               $(519,551)   $(401,934)
                                       =========    =========


Net loss allocated to:
  General Partner                      $  (5,196)   $  (4,019)
                                       =========    =========

  Limited Partners                     $(514,355)   $(397,915)
                                       =========    =========


Net loss per Partnership Unit          $     (21)   $     (16)
                                       =========    =========

Outstanding weighted
  Partnership Unit                        25,000       25,000
                                       =========    =========


                 See accompanying notes to financial statements



                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                (A California Limited Partnership)

                              STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                             FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                            (UNAUDITED)



                                                  GENERAL            LIMITED
                                                  PARTNER            PARTNERS           TOTAL
                                                 ------------      ------------      ------------


Partners' equity (deficit) at March 31, 2003     $   (102,837)     $ 14,728,450      $ 14,625,613

Net loss, restated                                     (5,196)         (514,355)         (519,551)
                                                 ------------      ------------      ------------

Partners' equity (deficit) at June 30, 2003,
   restated                                      $   (108,033)     $ 14,214,095      $ 14,106,062
                                                 ============      ============      ============

                 See accompanying notes to financial statements



                       WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                             (A California Limited Partnership)

                                  STATEMENTS OF CASH FLOWS

                     FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                        (UNAUDITED)



                                                                     2003         2002
                                                                  ---------      ---------
                                                                  (RESTATED)
Cash flows from operating activities:
   Net loss                                                       $(519,551)     $(401,934)
Adjustment to reconcile net loss to
   net cash provided by operating activities:
   Amortization                                                      16,134         16,134
   Equity in losses of limited partnerships                         308,384        355,013
   Impairment loss                                                  154,864             --
   Change in escrow disbursement account                               (933)            --
   Advances to Local Limited Partnership                            (16,921)       (16,000)
   Write off of advances to Local Limited Partnerships               16,921             --
   Change in accrued fees and expenses due to General Partner
    and affiliates                                                   42,132         48,989
                                                                  ---------      ---------
Net cash provided by operating activities                             1,030          2,202
                                                                  ---------      ---------

Net increase in cash                                                  1,030          2,202

Cash, beginning of period                                            22,868          1,288
                                                                  ---------      ---------
Cash, end of period                                               $  23,898      $   3,490
                                                                  =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
       Taxes paid                                                 $      --      $     800
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5 a California Limited Partnership (the "Partnership") was formed under the laws of the State of California on March 3, 1997 and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of dealer and volume discounts of $81,825 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax
Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the Limited Partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnership Units except at a discount and should consider their Partnership Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and/or suspend services for this or any other reason

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of June 30, 2003, none of the Local Limited Partnerships had completed the 15 year compliance period.

With that in mind, the Partnership is continuing to review the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2003. As of June 30, 2003, no Housing Complexes had been selected for disposition.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2003 and 2002 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in investments in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2003, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------

The  Partnership   considers  all  highly  liquid   investments  with  remaining
maturities of three months or less when purchased to be cash equivalents. As of June 30, 2003 and March 31, 2003, the Partnership had no cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At June 30, 2003 and March 31, 2003, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant risk on cash.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Impairment
----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Effective in the quarter ended June 30, 2003, impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value to the Partnership.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2003 and 2002 was $16,134.

Revenue Recognition
-------------------

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Reclassification
----------------

Certain reclassifications have been made to the June 30, 2002 balances to conform to the presentation for the three months ended June 30, 2003.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Effective in the quarter ended June 30, 2003 impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $154,864 and $0, during the three months ended June 30, 2003 and 2002, respectively.

The following is a summary of the equity method activity of the investments for the periods presented below:


                                                          FOR THE THREE
                                                           MONTHS ENDED      FOR THE YEAR
                                                           JUNE 30, 2003    ENDED MARCH 31,
                                                             (RESTATED)         2003
                                                           ------------      ------------

Investments per balance sheet, beginning of period         $ 15,089,794      $ 16,200,256
Equity in losses of Local Limited Partnerships                 (308,384)       (1,045,926)
Impairment loss                                                (154,864)             --
Amortization of capitalized acquisition fees and costs          (16,134)          (64,536)
                                                           ------------      ------------

Investments per balance sheet, end of period               $ 14,610,412      $ 15,089,794
                                                           ============      ============


                                                          FOR THE THREE     FOR THE YEAR
                                                           MONTHS ENDED        ENDED
                                                           JUNE 30, 2003    MARCH 31, 2003
                                                           -----------       -----------
Investments in Local Limited Partnerships, net             $13,013,819       $13,477,067
Acquisition fees and costs, net of accumulated
amortization of $339,141 and $323,007                        1,596,593         1,612,727
                                                           -----------       -----------
Investments per balance sheet, end of period               $14,610,412       $15,089,794
                                                           ===========       ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

Selected unaudited financial information for the three months ended June 30, 2003 and 2002 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows (all years have been restated to included the combined condensed information for Mansur Wood Living Center, L.P. and Murfreesboro Villas, L.P):

                   COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                2003               2002
                                             -----------      -----------
                                             (RESTATED)       (RESTATED)

   Revenues                                  $   776,000      $   768,000
                                             -----------      -----------
   Expenses:
     Interest expense                            236,000          253,000
     Depreciation and amortization               320,000          325,000
     Operating expenses                          531,000          493,000
                                             -----------      -----------
   Total expenses                              1,087,000        1,071,000
                                             -----------      -----------

   Net loss                                  $  (311,000)     $  (303,000)
                                             ===========      ===========

   Net loss allocable to the Partnership     $  (308,000)     $  (300,000)
                                             ===========      ===========

   Net loss recorded by the Partnership      $  (308,000)     $  (355,000)
                                             ===========      ===========

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

          (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2003 and March 31, 2003, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs were $307,759 and $293,174 as of June 30, 2003 and March 31, 2003, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)



NOTE 3 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

          (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 0.75% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $31,382, and $29,833 as of June 30, 2003 and March 31, 2003, respectively.

          (c) An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,517 were incurred during each of the three months ended June 30, 2003 and 2002. The Partnership paid the General Partner or its affiliates $0 of those fees during each of the three months ended June 30, 2003 and 2002.

          (d) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

          (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 during each of the three months ended June 30, 2003 and 2002.

          (f) There is a due from affiliates in the amount of $11,114 as of June 30, 2003 and March 31, 2003.


The accrued fees and expenses due to the General Partner and affiliates consisted of the following at:


                                                JUNE 30,     MARCH 31,
                                                  2003         2003
                                                --------     --------

   Expenses paid by the General Partners or
    affiliates on behalf of the Partnership     $403,580     $378,965
   Accrued asset management fees                 165,022      147,505
                                                --------     --------

     Total                                      $568,602     $526,470
                                                ========     ========


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment). As of June 30, 2003 and March 31, 2003, $180,471 of these contributions remain payable.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 5 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the three months ended June 30, 2003, the Partnership advanced approximately $17,000 to one Local Limited Partnership in which the Partnership is a limited partner. This advance was reserved for the full amount. These advances were used to facilitate timely escrow payments. As of June 30, 2003, total advances made to Local Limited Partnerships were $903,771, all of which have been reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

NOTE 6 - RESTATEMENT

As of August 28, 2003, the Partnership had not obtained audited financial statements for two of its investments, Mansur Wood Living Center, L.P., ("Mansur Wood") and Murfreesboro Villas, L.P., ("Murfreesboro"). The audited financial statements for the years ended December 31 2002 and 2001 for Mansur Wood and the audited financial statements for the year ended December 31, 2002 for
Murfreesboro had not yet been obtained by the Partnership. As a result, the Partnership did not include the financial information of Mansur Wood and Murfreesboro in the combined condensed financial statements presented in the previously filed Form 10-Q for the quarterly period ended June 30, 2003. The Partnership's investment in Mansur Wood totaled $4,962,000 (unaudited) at June 30, 2003. The Partnership's investment in Murfreesboro totaled $403,000 (unaudited) as of June 30, 2003. The Partnership's interest in the results of operations of Mansur Wood totaled $(107,000) (unaudited) for the period ended June 30, 2003. The Partnership's interest in the results of operations of Murfreesboro totaled $(19,000) (unaudited) for the period ended June 30, 2003. The combined condensed financial statements presented herein for June 30, 2002 previously included net losses of $(125,000) for Mansur Wood and $(11,000) for Murfreesboro. Subsequent to June 30, 2002, the Partnership received the audited financial statement for Mansur Wood and Murfreesboro. The combined condensed financial information presented in Note 2 for 2003 and 2002 has been restated to include the accounts of Murfreesboro. Furthermore, the financial information of Mansur Wood has been included for all periods presented in the combined condensed financial statements.

Further effective in the quarter ended June 30, 2003 impairment is measured by comparing investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual values to the Partnership. Accordingly, for the three months ended June 30, 2003, as part of the restatement, the Partnership recorded impairment loss of $154,864.

Included in the originally filed 10-Q for the quarter ended June 30, 2003, the Partnership had made advances to a Local Limited Partnership and reserved for them. However, upon further research and understanding among the parties it was determined that those amount reflected as advances were in fact capital contribution payments.

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                                         June 30, 2003
                                                                  ------------------------------------------------------------
                                                                     As Restated      Adjustments    As Previously Reported
                                                                  ------------------ -------------- --------------------------
     Total Assets                                                 $      14,855,135      (235,660)  (l)        $   15,090,795
     Investments in Local Limited Partnerships                           14,610,412       (20,081)  (k)            14,630,493
     Due from affiliate/other assets                                         11,114      (215,579)  (j)               226,693

     Payable to Local Limited Partnerships                                  180,471       (48,559)  (m)               229,030

     Partners' equity (deficit)
         General partner                                                   (108,033)       (1,872)  (c)              (106,161)
         Limited partners                                                14,214,095      (185,229)  (c)            14,399,324
     Total partners' equity                                              14,106,062      (187,101)  (b)            14,293,163

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)



NOTE 6 - RESTATEMENT, CONTINUED

The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                                   Quarter Ending June 30, 2003
                                                                  ----------------------------------------------------------------
                                                                      As Restated         Adjustments     As Previously Reported
                                                                  --------------------- ----------------- ------------------------
     Reporting fees                                               $             1,000             1,000   (h)     $            --
     Impairment loss                                                          154,864           154,864   (g)                  --
     Write-off of advances                                                     16,921            16,921   (e)                  --
     Equity in losses of Local Limited Partnerships                           308,384             1,198   (a)             307,186
     Net loss                                                                (519,551)         (171,983)  (b)            (347,568)
     Net loss allocated to:
         General partner                                                       (5,196)           (1,720)  (c)              (3,476)
         Limited partners                                                    (514,355)         (170,263)  (c)            (344,092)

     Net loss per limited partner unit                                            (21)               (7)  (d)                 (14)

The following table shows the effect of the restatement on the Statement of Partners' Equity (Deficit) as previously reported:

                                                                                  Quarter Ending June 30, 2003
                                                                  ------------------------------------------------------------
                                                                                                             As Previously
                                                                     As Restated         Adjustments           Reported
                                                                  ------------------- ------------------ ---------------------
     General Partner
         Partners' equity (deficit) at March 31, 2003              $       (102,837)              (152)  (f)    $    (102,685)
         Net loss                                                            (5,196)            (1,720)  (c)           (3,476)
                                                                     ---------------- ------------------        -------------
         Partners' equity (deficit) at June 30, 2003                       (108,033)            (1,872)              (106,161)


     Limited Partners
         Partners' equity (deficit) at March 31, 2003                    14,728,450            (14,966)  (f)       14,743,416
         Net loss                                                          (514,355)          (170,263)  (c)         (344,092)
                                                                     ---------------- ------------------        -------------
         Partners' equity (deficit) at June 30, 2003                     14,214,095           (185,229)            14,399,324


     Total
         Partners' equity (deficit) at March 31, 2003                    14,625,613            (15,118)  (f)        14,640,731
         Net loss                                                          (519,551)          (171,983)  (b)         (347,568)
                                                                     ---------------- ------------------        --------------
         Partners' equity (deficit) at June 30, 2003                     14,106,062           (187,101)            14,293,163

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)



NOTE 6 RESTATEMENT, CONTINUED

The following table shows the effect of the restatement on the Statement of Cash Flows as previously reported:


                                                                                   Quarter Ending June 30, 2003
                                                                  ---------------------------------------------------------------
                                                                      As Restated         Adjustments     As Previously Reported
                                                                  --------------------- ----------------- -----------------------
     Cash flows from operating activities:
         Net loss                                                 $          (519,551)         (171,983)  (b)  $       (347,568)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
            Equity in losses of limited partnerships                          308,384             1,198   (a)          307,186
            Impairment loss                                                   154,864           154,864   (g)               --
            Change in escrow disbursement account                                (933)             (933)  (i)               --
            Write off of advances to Local Limited Partnerships                16,921            16,921   (e)               --
            Change in accrued fees and expenses due to
                       General Partner and affiliates                          42,132               933   (i)           41,199
          Cash flows from investing activities:
            Distributions from Local Limited Partnerships                          --            (1,000)  (h)            1,000

     (a) The originally filed Form 10-Q included estimates for the equity in losses for the quarter ended June 30, 2003. Subsequent to that originally filed 10-Q, the audited financials for all the Local Limited Partnerships were received and as such the Partnership recorded the actual audited equity in losses for Local Limited Partnerships. The audits for the Local Limited Partnerships had total losses of $1,198 greater than the estimate that was originally filed; this adjustment is the amount to true up the losses to the actual audited amounts.

     (b) This amount represents the total net loss adjustment which is made up of the reduction in equity in losses of Local Limited Partnerships discussed in (a) offset by the increase in write-off of advances of Local Limited Partnerships discussed in (e), along with the increase in impairment loss discussed in (g) and the reclassification of reporting fees discussed in (h).

(c) These amounts represent the General Partner and Limited Partners allocated share of the overall net loss adjustments. The General Partner is allocated 1% and the Limited Partners are allocated 99%.

     (d) The $(7) increase in net loss per partnership unit is due to $(170,263) adjustment to the Limited Partners net loss allocation for the quarter ended June 30, 2003 divided by the number of Limited Partner units, 25,000.

     (e) $16,921 that was originally deemed as uncollectible has subsequently been reclassified as a capital contribution payment to the Local Limited Partnership and therefore reducing the write off of advances to Local Limited Partnerships.

     (f) The beginning equity balances that are restated are due to the restatement that was reflected in the Form 10-K/A which was filed with th U.S. Securities and Exchange Commission on May 9, 2008.

     (g) Effective in the quarter ended June 30, 2003 impairment is measured by comparing investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual values to the Partnership. Accordingly, for the three months ended June 30, 2003, as part of the restatement, the Partnership recorded impairment loss of $154,864.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)


NOTE 6 RESTATEMENT, CONTINUED

     (h) When the Partnership originally filed the June 30, 2003 Form 10-Q it had received $1,000 from one Local Limited Partnership and it was recorded as a distribution to the Partnership. Subsequent to the original filing it was determined that the $1,000 was actually a reporting fee to the Partnership.

     (i) The change in escrow account was originally classified as a change in due from General Partner or affiliates subsequent to the original filing it was determined to be classified as a change in escrow account.

     (j) The $215,579 is a combination of (e) and the adjustment made in the Form 10-K/A for the year ended March 31, 2003 which was filed with the U.S. Securities & Exchange Commission on May 9, 2008. The change was due to the write of advances made to Local Limited Partnerships in the originally filed Form 10-K amounted to $48,559. As of March 31, 2003 there was $198,659 in advances made to a Local Limited Partnership which was deemed to be collectible. Subsequent to the filing of the original Form 10-K for the year ended March 31, 2003 the Partnership determined the advances needed to be reserved. As such, the Partnership has reserved against the $198,659, in the Form 10-K/A.

     (k) The reflected adjustment of $(20,081) is due to the adjustment that was reflected in the Form 10-K/A for the year ended March 31, 2003. The originally filed Form 10-K included estimates for the equity in losses for two of its Local Limited Partnerships, Mansur Wood and Murfreesboro. Subsequent to that originally filed 10-K, the audited financials for those two Local Limited Partnerships were received and as such the Partnership recorded the actual audited equity in losses for the two Local Limited Partnerships. The audits for the two Local Limited Partnerships had total losses of $134,981 less than the estimate that was originally filed; this adjustment is the amount to true up the losses to the actual audited amounts. Combined with the current quarters increase in impairment loss of $(154,864) discussed in (g), the increase of $(1,198) of equity in losses in Local Limited Partnerships discussed in (a) along with the $1,000 reclassification of distributions from Local Limited Partnerships to reporting fees discussed in (h).

     (l) The adjustment for total assets is the net effect of the due to the change in investments in Local Limited Partnerships discussed in (k) and the adjustment in due from affiliates/other assets discussed in
          (j).

     (m) There was an adjustment made in the Form 10-K/A for the year ended March 31, 2003 which was filed with the U.S. Securities & Exchange Commission on May 9, 2008. The change was due to the write of advances made to Local Limited Partnerships in the originally filed Form 10-K amounted to $48,559. The $48,559 that was originally deemed as uncollectible had subsequently been reclassified as a capital contribution payment to the Local Limited Partnership and therefore reducing the payable to Local Limited Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q/A contain forward-looking statements. Such statements are based on current expectations subject to uncertainties and other factors, which may involve known and unknown risks that could cause actual results of operations to differ materially from those, projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q/A and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the fiscal quarters ended June 30, 2003 and 2002, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2003 consisted primarily of $24,000 in cash, $210,000 being held in an escrow account, aggregate investments in the fifteen Local Limited Partnerships of $14,610,000 (restated) and $(11,000) (restated) in other assets. Liabilities at June 30, 2003 primarily consisted of $180,000 (restated) payables to Local Limited Partnerships, and $569,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002. The Partnership's net loss for the three months ended June 30, 2003 was $(520,000), (restated) reflecting an increase of $(118,000) (restated) from the $(402,000) net loss for the three months ended June 30, 2002. The change was primarily due to a $(155,000) (restated) increase in impairment loss. The Partnership changed the way it evaluated impairment during the period ended June 30, 2003, by comparing the tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The Partnership advanced funds to a Local Limited Partnership which were deemed to be uncollectible and subsequently reserved (restated). The accounting and legal expense decreased by $4,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $1,000. The increase in loss from operations was offset by a decrease in equity in losses of Local Limited Partnerships of $47,000 from $(355,000) for the three months ended June 30, 2002 to $(308,000)
(restated) for the three months ended June 30, 2003. The effects of the various restatements on the statement of operations resulted in an increase in the net loss per partnership unit to $(21), restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002. Net cash increased by $1,000 during the three months ended June 30, 2003. Net cash increased by $2,000 during the three months ended June 30, 2002 reflecting a period to period change of $(1,000). The overall decrease in net cash provided is primarily due primarily to a $(1,000) reduction in net cash provided by operating activities for the restated three months ended June 30, 2003 compared with the three months ended June 30, 2002.

During the three months ended June 30, 2003 accrued fees and expenses increased by $42,000, and consist primarily of accrued asset management fees and reimbursement for expenses paid by the General Partner.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2003, to be insufficient working capital to fund its operations. Associates has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 5

By:   WNC & Associates, Inc.        General Partner




By:  /s/Wilfred N. Cooper, Jr.
------------------------------
Wilfred N. Cooper, Jr.,
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date:  May 16, 2008




By:  /s/ Thomas J. Riha
-----------------------
Thomas J. Riha
Senior Vice President and Chief Financial Officer of WNC & Associates, Inc.

Date: May 16, 2008