Form 10-Q
period 2003-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-16
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003
                For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                     17782 Sky Park Circle, Irvine, CA 92614
                   ( Address of principle executive offices )

                                 (714) 622-5565
                              ( Telephone Number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___No _X__

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___No _X__

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

               For the Quarterly periods Ended September 30, 2003
                              and December 31, 2003


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
       As of September 30, 2003, December 31, 2003 and March 31, 2003..........3

     Statements of Operations
       For the Three and Six Months Ended September 30, 2003 and 2002..........4
       For the Three and Nine Months Ended December 31, 2003 and 2002..........5

     Statements of Partners' Equity (Deficit)
       For the Six Months Ended September 30, 2003 ............................6
       For the Nine Months Ended December 31, 2003 ............................6

     Statements of Cash Flow
       For the Six Months Ended September 30, 2003 and 2002....................7
       For the Nine Months Ended December 31, 2003 and 2002....................8

     Notes to Financial Statements.............................................9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......20

     Item 4. Controls and Procedures  ..................................... ..20

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................20

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds... ..20

     Item 3. Defaults Upon Senior Securities............................... ..20

     Item 4. Submission of Matters to a Vote of Security Holders........... ..21

     Item 5. Other Information............................................. ..21

     Item 6. Exhibits.........................................................21

     Signatures...............................................................22

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                September 30, 2003      December 31, 2003        March 31, 2003
                                                              -----------------------  ---------------------    ------------------
ASSETS

Cash                                                          $               26,221    $            23,072     $           22,868
Funds held in escrow disbursement account                                    209,711                209,711                208,778
Investments in Local Limited Partnerships, net (Note 2)                   14,285,894             13,961,376             15,089,794
Due from affiliate (Note 3)                                                   11,114                 11,114                 11,114
                                                              -----------------------  ---------------------    ------------------

Total Assets                                                  $           14,532,940    $        14,205,273     $       15,332,554
                                                              =======================  =====================    ==================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payable to Local Limited Partnerships (Note 4)              $              180,471    $           163,671     $          180,471
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                                  589,716                624,627                526,470
                                                              -----------------------  ---------------------    ------------------

Total Liabilities                                                            770,187                788,298                706,941
                                                              -----------------------  ---------------------    ------------------
Partners' equity (deficit):
  General Partner                                                           (111,466)              (114,923)              (102,837)
  Limited Partners (25,000 Partnership Units authorized;
    25,000 Partnership Units issued and outstanding)                      13,874,219             13,531,898             14,728,450
                                                              -----------------------  ---------------------    ------------------

             Total Partners' Equity                                       13,762,753             13,416,975             14,625,613
                                                              -----------------------  ---------------------    ------------------
                   Total Liabilities and Partners'Equity      $           14,532,940    $        14,205,273     $       15,332,554
                                                              =======================  =====================    ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2003 and 2002
                                   (unaudited)


                                                        2003                                       2002
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                          $          12,288     $        13,288     $              -      $               -
                                        -----------------     ---------------     ----------------      -----------------

Operating expenses:
  Amortization (Note 2)                            16,134              32,268               16,134                 32,268
  Asset management fees (Note 3)                   17,517              35,034               17,517                 35,034
  Impairment loss (Note 2)                              -             154,864                    -                      -
  Legal and accounting fees                        12,073              16,062                5,985                 14,260
  Write off of advances to Local
     Limited Partnerships (Note 5)                      -              16,921               25,000                 25,000
  Other                                             1,524               5,229                  877                  5,874
                                        -----------------     ---------------     ----------------      -----------------

    Total operating expenses                       47,248             260,378               65,513                112,436
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                              (34,960)           (247,090)             (65,513)              (112,436)

Equity in losses of Local
 Limited Partnerships (Note 2)                   (308,384)           (616,768)            (355,013)              (710,026)

Interest income                                        35                 998                   31                     33
                                        -----------------     ---------------     ----------------      -----------------

Net loss                                $        (343,309)    $      (862,860)    $       (420,495)     $        (822,429)
                                        =================     ===============     ================      =================
Net loss allocated to:

  General Partner                       $          (3,433)    $        (8,629)    $         (4,205)     $          (8,224)
                                        =================     ===============     ================      =================


Limited Partners                        $        (339,876)    $      (854,231)    $       (416,290)     $        (814,205)
                                        =================     ===============     ================      =================

Net loss per

  Partnership Unit                      $             (14)    $           (34)    $            (17)     $             (33)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                                25,000              25,000               25,000                 25,000
                                        =================     ===============     ================      =================


                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                                      2003                                        2002
                                       -----------------------------------     ----------------------------------------
                                           Three                Nine                Three                    Nine
                                          Months               Months               Months                  Months
                                       --------------       --------------     -----------------         --------------
Reporting fees                         $           -        $      13,288      $              -          $           -
                                       --------------       --------------     -----------------         --------------

Operating expenses:
  Amortization (Note 2)                       16,134               48,402                16,134                 48,402
  Asset management fees (Note 3)              17,517               52,551                17,517                 52,551
  Impairment loss (Note 2)                         -              154,864                     -                      -
  Legal and accounting fees                    1,230               17,292                 7,642                 21,902
  Write off of advances to Local
     Limited Partnerships (Note 5)                 -               16,921                40,916                 65,916
Other                                          2,547                7,776                 3,473                  9,347
                                       --------------       --------------     -----------------         --------------


    Total operating expenses                  37,428              297,806                85,682                198,118
                                       --------------       --------------     -----------------         --------------

Loss from operations                         (37,428)            (284,518)              (85,682)              (198,118)

Equity in losses of Local
 Limited Partnerships (Note 2)              (308,384)            (925,152)             (248,301)              (958,327)

Interest income                                   34                1,032                    37                     70
                                       --------------       --------------     -----------------         --------------


Net loss                               $    (345,778)       $  (1,208,638)     $       (333,946)         $  (1,156,375)
                                       ==============       ==============     =================         ==============
Net loss allocated to:

  General Partner                      $      (3,458)       $     (12,086)     $         (3,339)         $     (11,564)
                                       ==============       ==============     =================         ==============

Limited Partners                       $    (342,320)       $  (1,196,552)     $       (330,607)         $  (1,144,811)
                                       ==============       ==============     =================         ==============

Net loss per
  Partnerships Units                   $         (14)       $         (48)     $            (13)         $         (46)
                                       ==============       ==============     =================         ==============

Outstanding weighted
  Partnership Units                           25,000               25,000                25,000                 25,000
                                       ==============       ==============     =================         ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                      STATEMENTS OF PARTNES EQUITY(DEFICIT)
           For the Six Months Ended September 30, 2003 and Nine Months
                             Ended December 31, 2003
                                   (unaudited)


                                    For the Six Months Ended September 30, 2003
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2003           $     (102,837)      $     14,728,450      $      14,625,613

Net loss                                                       (8,629)              (854,231)              (862,860)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2003       $     (111,466)      $     13,874,219      $      13,762,753
                                                       ===============      ================      ==================


                                    For the Nine Months Ended December 31, 2003
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2003           $     (102,837)      $    14,728,450       $      14,625,613

Net loss                                                      (12,086)           (1,196,552)             (1,208,638)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2003        $     (114,923)      $    13,531,898       $      13,416,975
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                                            2003                 2002
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $     (862,860)     $      (822,429)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                            32,268               32,268
        Equity in losses of Local Limited Partnerships                         616,768              710,026
        Impairment loss                                                        154,864                    -
        Change in escrow disbursement account                                     (933)                   -
        Interest payable                                                             -                2,396
        Advances to Local Limited Partnerships                                 (16,921)             (25,000)
        Write off of advances to Local Limited Partnerships                     16,921               25,000
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                       63,246               88,368
                                                                        --------------      ---------------
  Net cash provided by operating activities                                      3,353               10,629
                                                                        --------------      ---------------

Cash flows from investing activities:

  Distributions received from Local Limited Partnerships                             -               11,500
                                                                        --------------      ---------------
Net cash provided by investing activities                                            -               11,500
                                                                        --------------      ---------------

Net increase in cash                                                             3,353               22,129

Cash, beginning of period                                                       22,868                1,288
                                                                        --------------      ---------------

Cash, end of period                                                     $       26,221      $        23,417
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $            -      $           800
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (unaudited)

                                                                            2003                 2002
                                                                        --------------      ---------------
Cash flows from operating activities:

  Net loss                                                              $   (1,208,638)     $    (1,156,375)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Amortization                                                            48,402               48,402
        Equity in losses of Local Limited Partnerships                         925,152              958,327
        Impairment loss                                                        154,864                    -
        Change in escrow disbursement account                                     (933)                   -
        Advances to Local Limited Partnerships                                 (16,921)             (65,916)
        Write off of advances to Local Limited Partnerships                     16,921               65,916
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                       98,157              286,000
        Change in other assets                                                       -             (134,743)
                                                                        --------------      ---------------
        Net cash provided by operating activities                               17,004                1,611
                                                                        --------------      ---------------
Cash flows from investing activities:

    Capital contributions paid to Local Limited Partnerships                   (16,800)                   -
    Distributions received from Local Limited Partnerships                           -               11,500
                                                                        --------------      ---------------

Net cash provided by (used in) investing activities                            (16,800)              11,500
                                                                        --------------      ---------------

Net increase in cash                                                               204               13,111

Cash, beginning of period                                                       22,868                1,288
                                                                        --------------      ---------------

Cash, end of period                                                     $       23,072      $        14,399
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $            -      $           800
                                                                        ==============      ===============



                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------
The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 5 is a California Limited Partnership (the "Partnership") formed under the laws of the State of California on March 3, 1997 and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of dealer and volume discounts of $81,825 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax
Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,continued
-------------------------------------------------------------

obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Low Income Housing Tax Credits rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its Limited Partners. Low Income Housing Tax Credits may be the only benefit from an investment in the Partnership.

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited
Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the limited partners could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2003, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2003. As of December 31, 2003 no Housing Complexes have been identified for disposition.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (See
Note 2).

Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2003 and 2002 and September 30, 2003 and 2002 have been recorded by the Partnership. Management's estimate for the six and nine-month period is based on either actual unaudited results reported by the Local Limited
Partnerships  or  historical  trends  in the  operations  of the  Local  Limited
Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented no investment balances have reached zero.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. For all periods presented, the Partnership had no cash equivalents.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Concentration of Credit Risk
----------------------------

At September 30, 2003 and December 31, 2003 the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

Reclassifications
-----------------

Certain reclassifications have been made to the 2002 financial statements to be consistent with the 2003 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the six months ended September 30, 2003 and 2002 was $32,268, and for each of the nine months ended December 31, 2003 and 2002 it was $52,551.

Impairment
----------

A loss in value from Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits and the estimated residual value to the Partnership.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $154,864 and $0 during the six months ended September 30, 2003 and 2002, respectively and $154,864 and $0 during the nine months ended December 31, 2003 and 2002, respectively.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2003          March 31, 2003
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period       $           15,089,794     $        16,200,256
     Impairment loss                                                        (154,864)                      -
     Equity in losses of Local Limited Partnerships                         (616,768)             (1,045,926)
     Amortization of capitalized acquisition fees and
     costs                                                                   (32,268)                (64,536)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           14,285,894     $        15,089,794
                                                                =====================      ==================

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2003           March 31, 2003
                                                                ---------------------      ------------------
     Investments per balance sheet, beginning of period       $           15,089,794     $        16,200,256
     Impairment loss                                                        (154,864)                      -
     Equity in losses of Local Limited Partnerships                         (925,152)             (1,045,926)
     Amortization of capitalized acquisition fees and
     costs                                                                   (48,402)                (64,536)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period             $           13,961,376     $        15,089,794
                                                                =====================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                         For the Six Months        For the Year Ended
                                                                               Ended
                                                                         September 30, 2003          March 31, 2003
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                       $              12,705,435   $           13,477,067
Acquisition fees and costs, net of accumulated amortization of
$355,275 and $323,007                                                                1,580,459                1,612,727
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                         $              14,285,894   $           15,089,794
                                                                       =======================     ====================

                                                                        For the Nine Months        For the Year Ended
                                                                               Ended
                                                                         December 31, 2003           March 31, 2003
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                       $              12,397,051   $           13,477,067
Acquisition fees and costs, net of accumulated amortization of
$371,409 and $323,007                                                                 1,564,325                1,612,727
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                         $              13,961,376   $           15,089,794
                                                                       =======================     ====================


Selected financial information for the six months ended September 30, 2003 and 2002 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                                                               2003                    2002
                                                                        -------------------    ---------------------
                Revenues                                              $           1,553,000   $            1,535,000
                                                                        -------------------    ---------------------
                Expenses:
                 Interest expense                                                   471,000                  506,000
                 Depreciation and amortization                                      640,000                  649,000
                 Operating expenses                                               1,062,000                  984,000
                                                                        -------------------    ---------------------

                Total expenses                                                    2,173,000                2,139,000
                                                                        -------------------    ---------------------

                Net loss                                              $            (620,000)                (604,000)
                                                                        ===================    =====================
                Net loss allocable to the Partnership                 $            (617,000)  $             (600,000)
                                                                        ===================    =====================
                Net loss recorded by the Partnership                  $            (617,000)  $             (710,000)
                                                                        ===================    =====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the nine months ended December 31, 2003 and 2002 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2003                     2002
                                                               ----------------------      ------------------
        Revenues                                             $             2,329,000      $        2,303,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   707,000                 758,000
          Depreciation and amortization                                      960,000                 974,000
          Operating expenses                                               1,593,000               1,476,000
                                                               ----------------------      ------------------
        Total expenses                                                     3,260,000               3,208,000
                                                               ----------------------      ------------------

        Net loss                                             $              (931,000)               (905,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                $              (926,000)     $         (900,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                 $              (926,000)     $         (958,000)
                                                               ======================      ==================

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related tax credits could occur.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $336,929, $322,344 and $293,174 as of December 31, 2003, September 30,
          2003 and March 31, 2003, respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $34,480, $32,931 and $29,833 as of December 31, 2003, September
          30, 2003 and March 31, 2003, respectively.

     (c) An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. As defined, "Invested Assets" means the sum of the Partnership's Investment in Local Limited

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

             For the Quarterly periods ended September 30, 2003 and
                                December 31, 2003
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees for each of the six months ended September 30, 2003 and 2002 were $35,034. Asset management fees of $52,551 were incurred during each of the nine months ended December 31, 2003 and 2002. The Partnership paid the General Partner or its affiliates $10,000 and $0 of those fees during the six months ended September 30, 2003 and 2002, respectively and $10,000 and $0 for the nine months ended December 31, 2003 and 2002, respectively.

     (d) A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been earned and/or paid to the Partnership.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the six months ended September 30, 2003 and 2002 and $3,183 and $0 for the nine months ended December 31, 2003 and 2002, respectively.

     (f) There is a due from affiliates in the amount of $11,114 as of December 31, 2003, September 30, 2003 and March 31, 2003.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                             September 30,         December 31,           March 31,
                                                  2003                 2003                 2003
                                            -----------------    -----------------    ----------------
      Accrued asset management fees         $        172,539     $        190,056     $       147,505
      Expenses paid by the General
      Partners or an affiliates
      on behalf of the Partnership                   417,177              434,571             378,965
                                            -----------------    -----------------    ----------------
      Total                                 $        589,716     $        624,627     $       526,470
                                            =================    =================    ================

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). As of September 30, 2003, December 31, 2003 and March 31, 2003, $180,471, $163,671 and $180,471, respectively remains payable.

NOTE 5 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

The Partnership had made advances which were used to facilitate timely escrow payments. No such payments were made to the Local Limited Partnerships during the quarterly periods ended September 30, 2003 and December 31, 2003. As of December 31, 2003, total advances made to Local Limited Partnerships were
$903,771, all of which was reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements

With the exception of the discussion regarding historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2003 and 2002, and the three and nine months ended December 31, 2003 and 2002, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2003 consisted primarily of $26,000 in cash, $210,000 being held in an escrow disbursement account, due from affiliates of $11,000 and aggregate investments in the fifteen Local Limited Partnerships of $14,286,000. Liabilities at September 30, 2003 primarily consisted of $590,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and payables to Local Limited Partnerships of $180,000.

The Partnership's assets at December 31, 2003 consisted primarily of $23,000 in cash, $210,000 being held in an escrow disbursement account, due from affiliates of $11,000 and aggregate investments in the fifteen Local Limited Partnerships of $13,961,000. Liabilities at September 30, 2003 primarily consisted of $625,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates and payables to Local Limited Partnerships of $164,000.

Results of Operations

Three  Months  Ended  September  30,  2003  Compared to the Three  Months  Ended
September  30,  2002  The  Partnership's  net loss for the  three  months  ended
September 30, 2003 was $(343,000), reflecting a decrease of approximately $77,000 from the net loss of $(420,000) for the three months ended September 30, 2002. There was a $31,000 decrease in loss from operations. This decrease included a $25,000 decrease in bad debt expense due to the Partnership making advances in the amount of $25,000 during the three months ended September 30, 2002 and reserving the full amount in the same quarter, compared to $0 in advances during the three months ended September 30, 2003. There was also an increase of $(6,000) in accounting and legal expenses due to a timing issue of the accounting work being performed. Reporting fees increased by $12,000, due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Finally, there was a decrease of $46,000 in equity in losses of Local Limited Partnerships for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002 The Partnership's net loss for the six months ended September 30, 2003 was $(863,000), reflecting an increase of approximately $(41,000) from the net loss of $(822,000) for the six months ended September 30, 2002. The increase in net loss was primarily due to the $(135,000) increase in loss from operations which was largely the result of an increase in impairment loss of $(155,000). The Partnership changed the way it evaluated impairment during the six months ended September 30, 2003, by comparing the tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The accounting and legal expenses also increased by $(2,000) for the six months ended September 30, 2003 compared to the six months ended September 30, 2002 due to the timing issue of accounting work being performed. In addition, there was also a decrease of $8,000 in bad debt expense for the six months ended September 30, 2003 due to an advance of $17,000 made to a Local Limited Partnership which was reserved during the same six month period compared to $25,000 advanced and reserved for during the six months ended September 30, 2002. The reporting fees increased by $13,000 for the six months ended September 30, 2003 compared to the six months ended September 30, 2002 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The increase in loss from operations was offset by a decrease of equity in losses of Local Limited Partnerships by $93,000 to $(617,000) for the six months ended September 30, 2003 from $(710,000) for the six months ended September 30, 2002. The decrease in equity in losses of Local Limited
Partnerships is due to the Partnership recognizing losses of Local Limited Partnerships, which varies with the local economies of the underlying properties.

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002 The Partnership's net loss for the three months ended December 31, 2003 was $(346,000), reflecting an increase of approximately $(12,000) from the net loss of $(334,000) for the three months ended December 31, 2002. That was partially due to a increase of equity in losses of Local Limited Partnerships of $(60,000) to $(308,000) for the three months ended December 31, 2003 from $(248,000) for the three months ended December 31, 2002. The increase in equity in losses of Local Limited Partnerships is due to the Partnership recognizing losses of Local Limited Partnerships, which varies depending on the local economies of the underlying properties. The increase in equity in losses of Local Limited Partnerships was offset by a $48,000 decrease in loss from operations. The accounting and legal expenses decreased by $6,000 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 due to a timing issue of the accounting work being performed. Additionally, the bad debt expense decreased by $41,000 due to $0 being advanced and reserved during the three months ended December 31, 2003 compared to $41,000 for the three months ended December 31, 2002. The other operating expenses decreased by $1,000.

Nine Months Ended December 31, 2003 Compared to the Nine Months Ended December 31, 2002 The Partnership's net loss for the nine months ended December 31, 2003 was $(1,209,000), reflecting an increase of approximately $(53,000) from the net loss of $(1,156,000) for the nine months ended December 31, 2002. The increase in net loss was largely due to the increase in impairment loss of $(155,000). The Partnership changed the way it evaluated impairment during the nine months ended December 31, 2003, by comparing the tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. Additionally, there was also a decrease of $49,000 in bad debt expense for the nine months ended December 31, 2003 due to advances made to Local Limited Partnerships of $17,000 which were reserved during the same nine month period compared to $66,000 advanced and reserved for during the nine months ended December 31, 2002. Reporting fees increased by $13,000 for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses decreased by $5,000 for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 due to the timing issue of accounting work being performed. Additionally, there was also a decrease in other operating expenses of $2,000. There was also a decrease of equity in losses of Local Limited Partnerships of $33,000 to $(925,000) for the nine months ended December 31, 2003 from $(958,000) for the nine months ended December 31, 2002. The equity in losses of Local Limited Partnerships can vary depending on the economies of the underlying properties.

Capital Resources and Liquidity

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002 Net cash provided during the six months ended September 30, 2003 was $3,000, compared to net cash provided during the six months ended September 30, 2002 of $22,000, reflecting a change of $(19,000). During the six months ended

September 30, 2002 $12,000 in distributions from Local Limited Partnerships was collected compared to $0 during the six months ended September 30, 2003. The difference is due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally the Partnership paid $10,000 in asset management fees to the General Partner or an affiliate for the six months ended September 30, 2003 compared to $0 being paid during the six months ended September 30, 2002.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002 Net cash provided during the nine months ended December 31, 2003 was $200, compared to net cash provided during the nine months ended December 31, 2002 of $13,000, reflecting a change of $(13,000). During the nine months ended December 31, 2002 $12,000 in distributions from Local Limited Partnerships was collected compared to $0 during the nine months ended December 31, 2003. The difference is due to the fact that Local Limited Partnerships pay distributions to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. During the nine months ended December 31, 2003 there was a capital contribution of $(17,000) made to a Local Limited Partnership compared to $0 in capital contribution payments for the nine months ended December 31, 2002. Additionally the Partnership paid $10,000 in asset management fees to the General Partner or an affiliate for the nine months ended December 31, 2003 compared to $0 being paid during the nine months ended December 31, 2002.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2003, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through Apri1 30, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended September 30, 2003 and December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5


By:  WNC & ASSOCIATES, INC.      General Partner





By: /s/ Wilfred N. Cooper, Jr.
   ---------------------------

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: May 16, 2008





By:  /s/ Thomas J. Riha
    -------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: May 16, 2008