Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-16
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004
                For the quarterly period ended September 30, 2004
                For the quarterly period ended December 31, 2004

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

                               INDEX TO FORM 10-Q

        For the Quarterly periods Ended June 30, 2004, September 30, 2004 and December 31, 2004


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
             As of June 30, 2004, September 30, 2004, December 31, 2004
               and March 31, 2004..............................................3

     Statements of Operations
             For the Three Months Ended June 30, 2004 and 2003.................4
             For the Three and Six Months Ended September 30, 2004 and 2003....5
             For the Three and Nine Months Ended December 31, 2004 and 2003....6

     Statements of Partners' Equity (Deficit)
             For the Three Months Ended June 30, 2004 .........................7
             For the Six Months Ended September 30, 2004 ......................7
             For the Nine Months Ended December 31, 2004 ......................7

     Statements of Cash Flows
             For the Three Months Ended June 30, 2004 and 2003.................8
             For the Six Months Ended September 30, 2004 and 2003..............9
             For the Nine Months Ended December 31, 2004 and 2003.............10

     Notes to Financial Statements............................................11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................22

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......25

     Item 4. Controls and Procedures  ........................................25

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......25

     Item 3. Defaults Upon Senior Securities..................................25

     Item 4. Submission of Matters to a Vote of Security Holders..............25

     Item 5. Other Information................................................25

     Item 6. Exhibits.........................................................26

     Signatures...............................................................26

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                                  December 31,
                                                 June 30, 2004        September 30, 2004            2004           March 31, 2004
                                             --------------------   ---------------------    -----------------   ------------------
ASSETS
Cash                                          $            12,348    $            29,857      $        157,488    $          17,196
Funds held in escrow disbursement account                 209,711                209,711                     -              209,711
Investments in Local Limited Partnerships,
  net (Note 2)                                         12,703,555             12,373,077            12,042,599           13,614,334
Due from affiliates (see Note 3)                           11,114                 11,114                11,114               11,114
                                              --------------------   ---------------------    -----------------   ------------------

Total Assets                                  $        12,936,728    $        12,623,759      $     12,211,201    $      13.852.355
                                              ====================   =====================    =================   ==================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

  Payables to Local Limited Partnerships
   (Note 4)                                   $           156,021    $           143,271      $              -    $         163,671
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)               666,784                700,502               706,250              643,362
                                              --------------------   ---------------------    -----------------   ------------------

Total Liabilities                                         822,805                843,773               706,250              807,033
                                              --------------------   ---------------------    -----------------   ------------------

Partners' equity (deficit):
  General Partner                                        (127,954)              (131,293)             (134,044)           (118,640)
  Limited Partners (25,000 Partnership
     Units authorized; 25,000                          12,241,877             11,911,279            11,638,995           13,163,962
       Units issued and outstanding)          --------------------   ---------------------    -----------------   ------------------

        Total Partners' Equity                         12,113,923             11,779,986            11,504,951           13,045,322
                                              --------------------   ---------------------    -----------------   ------------------
          Total Liabilities and Partners'
             Equity                           $        12,936,728    $        12,623,759      $     12,211,201    $      13,852,355
                                              ====================   =====================    =================   ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                      2004                              2003
                                                -----------------                ------------------
                                                  Three Months                      Three Months
                                                -----------------                -------------------
Reporting fees                                  $          2,800                $             1,000
                                                -----------------                -------------------
Operating expenses:
  Amortization (Note 2)                                   16,134                             16,134
  Asset management fees (Note 3)                          17,517                             17,517
  Impairment loss (Note 2)                               580,301                            154,864
  Legal and accounting fees                                  525                              3,989
  Write off of advances to Local Limited
     Partnerships (Note 5)                                     -                             16,921
  Other                                                    5,381                              3,705
                                                -----------------                -------------------

    Total operating expenses                             619,858                            213,130
                                                -----------------                -------------------

Loss from operations                                    (617,058)                          (212,130)

Equity in losses of Local
 Limited Partnerships (Note 2)                          (314,344)                          (308,384)

Interest income                                                3                                963
                                                -----------------                -------------------

Net loss                                        $       (931,399)               $          (519,551)
                                                =================                ===================

Net loss allocated to:
  General Partner                               $         (9,314)               $           ( 5,196)
                                                =================                ===================

  Limited Partners                              $       (922,085)               $          (514,355)
                                                =================                ===================
Net loss per
  Partnership  Unit                             $            (37)               $               (21)
                                                =================                ===================

Outstanding weighted
  Partnership  Units                                      25,000                             25,000
                                                =================                ===================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                       For the Three and Six Months Ended
                           September 30, 2004 and 2003
                                   (unaudited)


                                                        2004                                       2003
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                         $         17,500      $        20,300      $       12,288        $        13,288
                                        -----------------     ---------------     ----------------      -----------------
Operating expenses:

  Amortization (Note 2)                          16,134               32,268              16,134                 32,268
  Asset management fees (Note 3)                 17,517               35,034              17,517                 35,034
  Impairment loss (Note 2)                            -              580,301                   -                154,864
  Legal and accounting fees                       2,252                2,777              12,073                 16,062
  Write off of advances to Local
     Limited Partnerships (Note 5)                    -                   -                    -                 16,921
  Other                                           1,199                6,580               1,524                  5,229
                                        -----------------     ---------------     ----------------      -----------------
    Total operating expenses                     37,102              656,960              47,248                260,378
                                        -----------------     ---------------     ----------------      -----------------

Loss from operations                            (19,602)            (636,660)            (34,960)              (247,090)

Equity in losses of Local
  Limited Partnerships (Note 2)                (314,344)            (628,688)           (308,384)              (616,768)

Interest income                                       9                   12                  35                    998
                                        -----------------     ---------------     ----------------      -----------------

Net loss                                $      (333,937)      $   (1,265,336)     $     (343,309)       $      (862,860)
                                        =================     ===============     ================      =================

Net loss allocated to:
  General Partner                       $        (3,339)      $      (12,653)     $       (3,433)       $        (8,629)
                                        =================     ===============     ================      =================


  Limited Partners                      $      (330,598)      $   (1,252,683)     $     (339,876)        $     (854,231)
                                        =================     ===============     ================      =================

Net loss per
  Partnership Unit                      $           (13)      $          (50)     $          (14)       $           (34)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                              25,000               25,000               25,000                25,000
                                        =================     ===============     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                       For the Three and Nine Months Ended
                           December 31, 2004 and 2003
                                   (unaudited)

                                                       2004                                       2003
                                        ----------------------------------     ----------------------------------------
                                            Three                Nine               Three                    Nine
                                           Months               Months              Months                  Months
                                        --------------       -------------     -----------------         --------------

Reporting fees                          $          -         $     20,300      $              -          $      13,288
Recovery of bad debt (Note 5)                118,272              118,272                     -                      -
                                        --------------       -------------     -----------------         --------------
  Total income                               118,272              138,572                     -                 13,288

Operating expenses:
  Amortization (Note 2)                       16,134               48,402                16,134                 48,402
  Asset management fees  (Note 3)             17,517               52,551                17,517                 52,551
  Impairment loss (Note 2)                         -              580,301                     -                154,864
  Legal and accounting fees                        -                2,777                 1,230                 17,292
  Write off of advances to Local
     Limited Partnerships (Note 5)            49,000               49,000                     -                 16,921
  Other                                          602                7,182                 2,547                  7,776
                                        --------------       -------------     -----------------         --------------

    Total operating expenses                  83,253              740,213                37,428                297,806
                                        --------------       -------------     -----------------         --------------

Income (loss) from operations                 35,019             (601,641)              (37,428)              (284,518)

Equity in losses of Local
 Limited Partnerships (Note 2)              (314,344)            (943,032)             (308,384)              (925,152)

Interest income                                4,290                4,302                    34                  1,032
                                        --------------       -------------     -----------------         --------------

Net loss                                $   (275,035)        $ (1,540,371)     $       (345,778)         $  (1,208,638)
                                        ==============       =============     =================         ==============

Net loss allocated to:
  General Partner                       $     (2,751)        $    (15,404)     $         (3,458)         $     (12,086)
                                        ==============       =============     =================         ==============


  Limited Partners                      $   (272,284)        $ (1,524,967)     $       (342,320)         $  (1,196,552)
                                        ==============       =============     =================         ==============

Net loss per
  Partnerships Units                    $        (11)        $        (61)     $            (14)         $         (48)
                                        ==============       =============     =================         ==============

Outstanding weighted
  Partnership Units                           25,000               25,000                25,000                 25,000
                                        ==============       =============     =================         ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

  For the Three Months Ended June 30, 2004, Six Months Ended September 30, 2004
                     And Nine Months Ended December 31, 2004
                                   (unaudited)


                    For the Three Months Ended June 30, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2004           $     (118,640)      $    13,163,962       $      13,045,322

Net loss                                                       (9,314)             (922,085)               (931,399)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2004            $     (127,954)      $    12,241,877       $      12,113,923
                                                       ===============      ================      ==================


                   For the Six Months Ended September 30, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2004           $     (118,640)      $    13,163,962       $      13,045,322

Net loss                                                      (12,653)           (1,252,683)             (1,265,336)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2004       $     (131,293)      $    11,911,279       $      11,779,986
                                                       ===============      ================      ==================



                                    For the Nine Months Ended December 31, 2004
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2004           $     (118,640)      $    13,163,962       $      13,045,322

Net loss                                                      (15,404)           (1,524,967)             (1,540,371)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2004        $     (134,044)      $    11,638,995       $      11,504,951
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2004 and 2003
                                   (unaudited)

                                                                            2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:

  Net loss                                                              $   (931,399)       $    (519,551)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                                          16,134               16,134
        Equity in losses of Local Limited Partnerships                       314,344              308,384
        Impairment loss                                                      580,301              154,864
        Change in escrow disbursement account                                      -                 (933)
        Advances to Local Limited Partnerships                                     -              (16,921)
        Write off of Advances to Local Limited Partnerships                        -               16,921
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     23,422               42,132
                                                                        --------------      ---------------

        Net cash provided by operating activities                              2,802                1,030
                                                                        --------------      ---------------

Cash flow used in investing activities:
    Capital contributions paid to Local Limited Partnerships                  (7,650)                   -
                                                                        --------------      ---------------

Net cash used in investing activities                                         (7,650)                   -
                                                                        --------------      ---------------

Net increase (decrease) in cash                                               (4,848)               1,030

Cash, beginning of period                                                     17,196               22,868
                                                                        --------------      ---------------

Cash, end of period                                                     $     12,348        $      23,898
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -        $           -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                                            2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:

  Net loss                                                              $ (1,265,336)       $    (862,860)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                                          32,268               32,268
        Equity in losses of Local Limited Partnerships                       628,688              616,768
        Impairment loss                                                      580,301              154,864
        Change in escrow disbursement account                                      -                 (933)
        Advances to Local Limited Partnerships                                     -              (16,921)
        Write off of advances to Local Limited Partnerships                        -               16,921
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     57,140               63,246
                                                                        --------------      ---------------
        Net cash provided by operating activities                             33,061                3,353
                                                                        --------------      ---------------

Cash flows used in investing activities:
   Capital contributions paid to Local Limited Partnerships                  (20,400)                   -
                                                                        --------------      ---------------
Net cash used in investing activities                                        (20,400)                   -
                                                                        --------------      ---------------

Net increase in cash                                                          12,661                3,353

Cash, beginning of period                                                     17,196               22,868
                                                                        --------------      ---------------

Cash, end of period                                                     $     29,857        $      26,221
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -        $           -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2004 and 2003
                                   (unaudited)

                                                                              2004                 2003
                                                                        --------------      ---------------
Cash flows from operating activities:

  Net loss                                                              $ (1,540,371)       $  (1,208,638)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Amortization                                                          48,402               48,402
        Recovery of bad debt                                                (118,272)                   -
        Equity in losses of Local Limited Partnerships                       943,032              925,152
        Impairment loss                                                      580,301              154,864
        Release of escrow disbursement account                               209,711                 (933)
        Advances to Local Limited Partnerships                               (49,000)             (16,921)
        Write off of advances to Local Limited Partnerships                   49,000               16,921
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     62,888               98,157
                                                                        --------------      ---------------
        Net cash provided by operating activities                            185,691               17,004
                                                                        --------------      ---------------

Cash flows used in investing activities:
      Capital contributions paid to Local Limited Partnerships               (45,399)             (16,800)
                                                                        --------------      ---------------
Net cash used in investing activities                                        (45,399)             (16,800)
                                                                        --------------      ---------------

Net increase in cash                                                         140,292                  204

Cash, beginning of period                                                     17,196               22,868
                                                                        --------------      ---------------

Cash, end of period                                                     $    157,488        $      23,072
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -        $         800
                                                                        ==============      ===============

          See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, six months ended September 30, 2004 and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2004.

Organization
------------

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

The Partnership shall continue to be in full force and effect until December 31, 2052, unless terminated prior to that date, pursuant to the partnership agreement or law.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2004, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2004. As of December 31, 2004, no Housing Complexes had been selected for disposition.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

capitalized as part of the investment and are being amortized over 30years. (See
Note 2)

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2004, September 30, 2004, June 30, 2004 and 2003, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired (see
Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented, no investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents for all periods presented.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Concentration of Credit Risk
----------------------------

At June 30, 2004, September 30, 2004 and December 31, 2004 the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Impairment
-----------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the fund and the estimated residual value to the Partnership.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2004 and 2003 was $16,134. For each of the six months ended September 30, 2004 and 2003 amortization expense was $32,268, and for each of the nine months ended December 31, 2004 and 2003 it was $48,402.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of period presented, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $580,301 and $154,864, during the three months ended June 30, 2004 and 2003, respectively. There were no additional impairment losses for the periods ended September 30, 2004 and 2003 and December 31, 2004 and 2003.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2004             March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period         $         13,614,334       $       15,089,794
     Impairment loss                                                        (580,301)                (154,864)
     Equity in losses of Local Limited Partnerships                         (314,344)              (1,256,060)
     Amortization of capitalized acquisition fees and
     costs                                                                   (16,134)                 (64,536)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period               $         12,703,555       $       13,614,334
                                                                =====================      ==================

                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2004          March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $          13,614,334       $       15,089,794
     Impairment loss                                                        (580,301)                (154,864)
     Equity in losses of Local Limited Partnerships                         (628,688)              (1,256,060)
     Amortization of capitalized acquisition fees and
     costs                                                                   (32,268)                 (64,536)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period              $          12,373,077       $       13,614,334
                                                                =====================      ==================

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2004           March 31, 2004
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $          13,614,334       $       15,089,794
     Impairment loss                                                        (580,301)                (154,864)
     Equity in losses of Local Limited Partnerships                         (943,032)              (1,256,060)
     Amortization of capitalized acquisition fees and
     costs                                                                   (48,402)                 (64,536)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period              $          12,042,599       $       13,614,334
                                                                =====================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

                                                                        For the Three Months        For the Year
                                                                               Ended                    Ended
                                                                           June 30, 2004             March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $           11,171,498      $        12,066,143
Acquisition fees and costs, net of accumulated amortization of
$403,677 and $387,543                                                               1,532,057                1,548,191
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $           12,703,555      $        13,614,334
                                                                       =======================     ====================


                                                                         For the Six Months
                                                                               Ended               For the Year Ended
                                                                         September 30, 2004          March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $           10,857,154      $        12,066,143
Acquisition fees and costs, net of accumulated amortization of
$419,811 and $387,543                                                               1,515,923                1,548,191
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $           12,373,077      $        13,614,334
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                                                                        For the Nine Months
                                                                               Ended               For the Year Ended
                                                                         December 31, 2004           March 31, 2004
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $           10,542,810      $        12,066,143
Acquisition fees and costs, net of accumulated amortization of
$435,945 and $387,543                                                               1,499,789                1,548,191
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $           12,042,599      $        13,614,334
                                                                       =======================     ====================


Selected financial information for the three months ended June 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2004                       2003
                                                               ----------------------      ------------------
        Revenues                                               $            782,000       $        776,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                  227,000                236,000
          Depreciation and amortization                                     312,000                320,000
          Operating expenses                                                559,000                531,000
                                                               ----------------------      ------------------
            Total expenses                                                1,098,000              1,087,000
                                                               ----------------------      ------------------

        Net loss                                               $           (316,000)       $      (311,000)
                                                               ======================      ==================
        Net loss allocable to the Partnership                  $           (314,000)       $      (308,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                   $           (314,000)       $      (308,000)
                                                               ======================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the six months ended September 30, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                               2004                    2003
                                                                        -------------------    ---------------------
                Revenues                                                $        1,564,000     $          1,553,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 453,000                  471,000
                  Depreciation and amortization                                    625,000                  640,000
                  Operating expenses                                             1,119,000                1,062,000
                                                                        -------------------    ---------------------
                Total expenses                                                   2,197,000                2,173,000
                                                                        -------------------    ---------------------

                Net loss                                                $         (633,000)    $           (620,000)
                                                                        ===================    =====================
                Net loss allocable to the Partnership                   $         (629,000)    $           (617,000)
                                                                        ===================    =====================
                Net loss recorded by the Partnership                    $         (629,000)    $           (617,000)
                                                                        ===================    =====================

Selected financial information for the nine months ended December 31, 2004 and 2003 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2004                     2003
                                                               ----------------------      ------------------
        Revenues                                               $           2,347,000       $       2,329,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   680,000                 707,000
          Depreciation and amortization                                      937,000                 960,000
          Operating expenses                                               1,678,000               1,593,000
                                                               ----------------------      ------------------
        Total expenses                                                     3,295,000               3,260,000
                                                               ----------------------      ------------------

        Net loss                                               $            (948,000)      $        (931,000)
                                                               ======================      ==================

        Net loss allocable to the Partnership                  $            (943,000)      $        (926,000)
                                                               ======================      ==================

        Net loss recorded by the Partnership                   $            (943,000)      $        (926,000)
                                                               ======================      ==================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $395,269, $380,684, $366,099 and $351,514 as of December 31, 2004, September 30, 2004, June 30,
     2004 and March 31, 2004, respectively.

(b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $40,676, $39,127, $37,578, and $36,029 as of December 31, 2004, September 30, 2004, June 30,
     2004 and March 31, 2004, respectively.

(c) An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,517 were incurred during each of the three months ended June 30, 2004 and 2003. For each of the six months ended September 30, 2004 and 2003, the Partnership incurred asset management fees of $35,034. Management fees of $52,551 were incurred during each of the nine months ended December 31, 2004 and 2003. The Partnership paid the General Partner or its affiliates $0 of those fees during each of he three months ended June 30, 2004 and 2003. For the six months ended September 30, 2004 and 2003 the Partnership paid $0 and $10,000, respectively. For each of the nine months ended December 31, 2004 and 2003, the Partnership paid $0 and $10,000, respectively.

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

(e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 during each of the three months ended June 30, 2004 and 2003 and for each of the six months ended September 30, 2004 and 2003. For the nine months ended December 31, 2004 and 2003, operating expense reimbursements were $12,370 and $3,183, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     (f) Due from affiliates in the amount of $11,114 is recorded as of December 31, 2004, September 30, 2004, June 30, 2004 and March 31, 2004.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2004       September 30,         December 31,        March 31, 2004
                                                                        2004                 2004
                                              ----------------    -----------------    -----------------     ---------------
       Accrued asset management fees         $        225,090    $         242,607     $        260,124      $      207,573
       Expenses paid by the General
       Partners or an affiliates
       on behalf of the Partnership                   441,694              457,895              446,126             435,789
                                              ----------------    -----------------    -----------------     ---------------
       Total                                 $        666,784    $         700,502     $        706,250      $      643,362
                                              ================    =================    =================     ===============

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment). As of June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2004 $156,021, $143,271, $0 and $163,671 respectively was payable.

NOTE 5 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the nine months ended December 31, 2004, the Partnership advanced approximately $49,000 to one of the Local Limited Partnerships in which the Partnership is a limited partner. These advances were used to facilitate timely escrow payments.As of December 31, 2004, total advances made to Local Limited Partnerships were $834,501, all of which was reserved.The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

Income of $118,272 was recognized in the quarter ended December 31, 2004 as recovery of bad debt. This was due to advances made to a Local Limited Partnership that were subsequently reserved in previous years. However, upon further research and understanding among the parties it was determined that capital contributions payables which were originally established by setting up an escrow disbursement account would not be paid due to the advances previously made and other extenuating situations.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2004 and 2003, the three and six months ended September 30, 2004 and 2003, and the three and nine months ended December 31, 2004 and 2003, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $12,000 in cash, $210,000 being held in an escrow account, $11,000 of other assets and aggregate investments in the fifteen Local Limited Partnerships of $12,704,000. Liabilities at June 30, 2004 primarily consisted of $156,000 of payables to Local Limited Partnerships, $667,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2004 consisted primarily of $30,000 in cash, $210,000 being held in an escrow account, $11,000 of other assets and aggregate investments in the fifteen Local Limited Partnerships of $12,373,000. Liabilities at September 30, 2004 primarily consisted of $143,000 of payables to Local Limited Partnerships, $701,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at December 31, 2004 consisted primarily of $157,000 in cash, $11,000 of other assets and aggregate investments in the fifteen Local Limited Partnerships of $12,043,000. Liabilities at December 31, 2004 consisted of $706,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was $(931,000), reflecting an increase of approximately $(411,000) from the net loss of $(520,000) for the three months ended June 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(425,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also an increase of equity in losses of limited partnerships which increased by $(6,000) to $(314,000) for the three months ended June 30, 2004 from $(308,000) for the three months ended June 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally the accounting and legal expenses decreased by $3,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to a timing issue of accounting work being performed. The other operating expenses also increased by $(2,000). Additionally the reporting fee income increased by $2,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of $17,000 in bad debt expense for the three months ended June 30, 2004 due to an advance being made during the three months ended June 30, 2003 and reserved for in the same quarter. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the fund that were necessary.

Three  Months  Ended  September  30,  2004  Compared to the Three  Months  Ended
September  30,  2003  The  Partnership's  net loss for the  three  months  ended
September 30, 2004 was $(334,000), reflecting a decrease of approximately $(9,000) from the net loss of $(343,000) for the three months ended September 30, 2003. There was an increase of equity in losses of limited partnerships which increased by $(6,000) to $(314,000) for the three months ended September 30, 2004 from $(308,000) for the three months ended September 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally the reporting fee income increased by $5,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses decreased by $10,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. As discussed in the above comparison between three months ended June 30, 2004 and three months ended June 30, 2003, the difference in the accounting expense is a timing issue.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003 The Partnership's net loss for the six months ended September 30, 2004 was $(1,265,000), reflecting an increase of approximately $(402,000) from the net loss of $(863,000) for the six months ended September 30, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(425,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The reporting fee income increased by $7,000 for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally, there was a decrease of $17,000 in bad debt expense for the six months ended September 30, 2004 due to an advance being made during the six months ended September 30, 2003 and reserved for in the same quarter. Additionally the accounting and legal expenses decreased by $13,000 for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 due to the timing issue of accounting work being performed. There was also an increase of equity in losses of limited partnerships which increased by $(12,000) to $(629,000) for the six months ended September 30, 2004 from $(617,000) for the six months ended September 30, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Interest income decreased by $(1,000) along with an increase in other operating expenses of $1,000 for the six months ended September 30, 2004.

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003 The Partnership's net loss for the three months ended December 31, 2004 was $(275,000), reflecting a decrease of approximately $70,000 from the net loss of $(346,000) for the three months ended December 31, 2003. The decrease is largely due to $118,000 in recovery of bad debt that was recognized for the three months ended December 31, 2004 compared to $0 for the three months ended December 31, 2003. This was due to advances made to a Local Limited Partnership that were subsequently reserved in previous years. However, upon further research and understanding among the parties it was determined that capital contributions payables which were originally established by setting up an escrow disbursement account would not be paid due to the advances previously made and other extenuating situations. There was also an increase of equity in losses of limited partnerships which increased by $(6,000) to $(314,000) for the three months ended December 31, 2004 from $(308,000) for the three months ended December 31, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Additionally, there was a increase of $(49,000) in bad debt expense for the three months ended December 31, 2004 due to an advance being made during that three month time period and being reserved for in the same quarter. Additionally the accounting and legal expenses decreased by $1,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due to the timing issue of accounting work being performed. The other operating expenses also decreased by $2,000 along with a $4,000 increase in interest income due.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 The Partnership's net loss for the nine months ended December 31, 2004 was $(1,540,000), reflecting an increase of approximately $(331,000) from the net loss of $(1,209,000) for the nine months ended December 31, 2003. The increase in net loss was primarily due to the increase in impairment loss of $(425,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments. The reporting fee income increased by $7,000 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally, there was an increase of $(32,000) in bad debt expense for the nine months ended December 31, 2004 due to advances being made and reserved for in the same quarter during the nine months ended December 31, 2003 of $17,000 compared to the $49,000 for the nine months ended December 31, 2004. The accounting and legal expenses decreased by $15,000 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the timing issue of accounting work being performed. Interest income increased by approximately $3,000. There was also an increase of equity in losses of limited partnerships which increased by $(18,000) to $(943,000) for the nine months ended December 31, 2004 from $(925,000) for the nine months ended December 31, 2003. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. There was also a recovery of bad debt of $118,000 that was recognized for the nine months ended December 31, 2004 compared to $0 for the nine months ended December 31, 2003. This was due to advances made to a Local Limited Partnership that were subsequently reserved in previous years. However, upon further research and understanding among the parties it was determined that capital contributions payables which were originally established by setting up an escrow disbursement account would not be paid due to the advances previously made and other extenuating situations.

Capital Resources and Liquidity

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 Net cash used during the three months ended June 30, 2004 was $(5,000), compared to net cash provided during the three months ended June 30, 2003 of $1,000, reflecting a change of $(6,000). The change was due to an $(8,000) capital contribution paid to a Local Limited Partnership for the three months ended June 30, 2004 compared to $0 in capital contributions being paid for the three months ended June 30, 2003. The capital contribution payment was offset by a $2,000 increase in reporting fees that was collected by the Partnership during the three months ended June 30, 2004 compared to June 30, 2003.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003 Net cash provided during the six months ended September 30, 2004 was $13,000, compared to net cash provided during the six months ended September 30, 2003 of $3,000, reflecting a change of $10,000. This change was due to a $17,000 advance made to a Local Limited Partnership during the six months ended September 30, 2003 compare to no advances made during the six months ended
September 30, 2004. The reporting fee income increased by $7,000 which contributed to the increase in cash provided by operating activities. The General Partner or an affiliate advanced $13,000 to the Partnership, so the Partnership could make its capital contribution to a Local Limited Partnership. Finally, there was a capital contribution of $(21,000) made to a Local Limited Partnership

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 Net cash provided during the nine months ended December 31, 2004 was $140,000, which reflected a $140,000 increase. The increase was due in large part to the $210,000 of cash that was being held in an escrow account that was released to the Partnership during the nine months ended December 31, 2004. There was also an increase of $(32,000) of cash used for advances to Local Limited Partnerships. For the nine months ended December 31, 2004 the Partnership advanced $49,000 to Local Limited Partnerships compared to $17,000 for the nine months ended December 31, 2003. During the nine months ended December 31, 2003 there was $17,000 in capital contribution payments to the Local Limited Partnerships compared to $45,000 for the nine months ended December 31, 2003. Lastly, during the nine months ended December 31, 2004 the Partnership paid the General Partner or an affiliate $(10,000) for accrued asset management fees compared to $0 for the nine months ended December 31, 2003.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2004, to be insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of he Partnership through April 30, 2009.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5


By:  WNC & ASSOCIATES, INC.        General Partner




By: /s/ Wilfred N. Cooper, Jr.
------------------------------

Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: May 16, 2008




By:  /s/ Thomas J. Riha
-----------------------

Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: May 16, 2008