Form 10-Q
period 2005-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-16
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005
                For the quarterly period ended September 30, 2005
                For the quarterly period ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from ________ to ___________

                       Commission file number: : 000-24855


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

Yes               No   X
    ---------       -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___      Accelerated filer___

Non-accelerated filer__X__     Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___No __X__

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

        For the Quarterly periods Ended June 30, 2005, September 30, 2005 and December 31, 2005


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
           As of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2005.................3

     Statements of Operations
              For the Three Months Ended June 30, 2005 and 2004..........................................4
              For the Three and Six Months Ended September 30, 2005 and 2004.............................5
              For the Three and Nine Months Ended December 31, 2005 and 2004.............................6

     Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2005 ..................................................7
              For the Six Months Ended September 30, 2005 ...............................................7
              For the Nine Months Ended December 31, 2005 ...............................................7

     Statements of Cash Flows
              For the Three Months Ended June 30, 2005 and 2004..........................................8
              For the Six Months Ended September 30, 2005 and 2004.......................................9
              For the Nine Months Ended December 31, 2005 and 2004......................................10

     Notes to Financial Statements......................................................................11

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................................................22

        Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................25

        Item 4. Controls and Procedures  ...............................................................25

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings..........................................................................25

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................................25

     Item 3. Defaults Upon Senior Securities............................................................25

     Item 4. Submission of Matters to a Vote of Security Holders........................................25

     Item 5. Other Information..........................................................................25

     Item 6. Exhibits...................................................................................26

     Signatures.........................................................................................26


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)



                                                                 June 30,       September 30,     December 31,        March 31,
                                                                  2005              2005             2005              2005
                                                              ------------      ------------      ------------      ------------
ASSETS

Cash                                                          $    131,062      $    121,219      $    125,184      $    157,680
Investments in Local Limited Partnerships, net (Note 2)         10,784,040        10,518,637        10,287,074        11.792.881
Due from affiliates (see Note 3)                                    11,114            11,114              --              11,114
                                                              ------------      ------------      ------------      ------------

Total Assets                                                  $ 10,926,216      $ 10,650,970      $ 10,412,258      $ 11,961,675
                                                              ============      ============      ============      ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued fees and expenses due to

    General Partner and affiliates (Note 3)                   $    743,213      $    759,176      $    776,318      $    729,058
                                                              ------------      ------------      ------------      ------------

Partners' equity (deficit):
  General Partner                                                 (147,263)         (150,175)         (152,734)         (136,767)
  Limited Partners (25,000 Partnership Units authorized;
    25,000 Partnership Units issued and outstanding)            10,330,266        10,041,969         9,788,674        11,369,384
                                                              ------------      ------------      ------------      ------------

                 Total Partners' Equity                         10,183,003         9,891,794         9,635,940        11,232,617
                                                              ------------      ------------      ------------      ------------
                          Total Liabilities and Partners'
                                           Equity             $ 10,926,216      $ 10,650,970      $ 10,412,258      $ 11,961,675
                                                              ============      =============     =============     ============


                                          See accompanying notes to financial statements

                                                               3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2005 and 2004
                                   (unaudited)


                                          2005            2004
                                       -----------      -----------
                                      Three Months     Three Months
                                       -----------      -----------
Reporting fees                         $        --      $     2,800
                                       -----------      -----------

Operating expenses:
  Amortization (Note 2)                     16,134           16,134
  Asset management fees (Note 3)            17,517           17,517
  Impairment loss (Note 2)                 759,132          580,301
  Legal and accounting fees                     --              525
  Write off of advances from Local
     Limited Partnerships (Note 4)          21,500               --
  Other                                      1,929            5,381
                                       -----------      -----------

    Total operating expenses               816,212          619,858
                                       -----------      -----------

Loss from operations                      (816,212)        (617,058)

Equity in losses of Local
 Limited Partnerships (Note 2)            (233,575)        (314,344)

Interest income                                173                3
                                       -----------      -----------

Net loss                               $(1,049,614)     $  (931,399)
                                       ===========      ===========

Net loss allocated to:
  General Partner                      $   (10,496)     $    (9,314)
                                       ===========      ===========

  Limited Partners                     $(1,039,118)     $  (922,085)
                                       ===========      ===========

Net loss per
  Partnership  Unit                    $       (42)     $       (37)
                                       ===========      ===========

Outstanding weighted
  Partnership  Units                        25,000           25,000
                                       ===========      ===========

                 See accompanying notes to financial statements

                            WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                  (A California Limited Partnership)

                                       STATEMENTS OF OPERATIONS

                              For the Three Months and Six Months Ended
                                     September 30, 2005 and 2004
                                             (unaudited)



                                                 2005                                2004
                                      -----------------------------     ----------------------------
                                        Three             Six              Three             Six
                                        Months           Months           Months            Months
                                      -----------      -----------      -----------      -----------

Reporting fees                        $    17,500      $    17,500      $    17,500      $    20,300
                                      -----------      -----------      -----------      -----------

Operating expenses:
  Amortization (Note 2)                    16,134           32,268           16,134           32,268
  Asset management fees (Note 3)           17,517           35,034           17,517           35,034
  Impairment loss (Note 2)                   --            759,132             --            580,301
  Legal and accounting fees                   198              198            2,252            2,777
  Write off of advances to Local
    Limited Partnerships (Note 4)          24,915           46,415             --               --
  Other                                       836            2,765            1,199            6,580
                                      -----------      -----------      -----------      -----------

    Total operating expenses               59,600          875,812           37,102          656,960
                                      ===========      ===========      ===========      ===========

Loss from operations                      (42,100)        (858,312)         (19,602)        (636,660)

Equity in losses of Local
 Limited Partnerships (Note 2)           (249,269)        (482,844)        (314,344)        (628,688)

Interest income                               160              333                9               12
                                      -----------      -----------      -----------      -----------
Net loss                              $  (291,209)     $(1,340,823)     $  (333,937)     $(1,256,336)
                                      ===========      ===========      ===========      ===========

Net loss allocated to:

  General Partner                     $    (2,912)     $   (13,408)     $    (3,339)     $   (12,653)
                                      ===========      ===========      ===========      ===========

  Limited Partners                    $  (288,297)     $(1,327,415)     $  (330,598)     $(1,252,683)
                                      ===========      ===========      ===========      ===========

Net loss per
  Partnership Unit                    $       (12)     $       (53)     $       (13)     $       (50)
                                      ===========      ===========      ===========      ===========

Outstanding weighted
  Partnership Units                        25,000           25,000           25,000           25,000
                                      ===========      ===========      ===========      ===========

                            See accompanying notes to financial statements


                                  WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                        (A California Limited Partnership)

                                             STATEMENTS OF OPERATIONS

                      For the Three Months and Nine Months Ended December 31, 2005 and 2004
                                                   (unaudited)



                                                        2005                                    2004
                                          -------------------------------         -------------------------------
                                             Three                Nine               Three                Nine
                                            Months               Months              Months              Months
                                          -----------         -----------         -----------         -----------

Reporting fees                            $        --         $    17,500         $        --         $    20,300
Recovery of bad debt                               --                  --             118,272             118,272
                                          -----------         -----------         -----------         -----------
   Total Income                                    --              17,500             118,272             138,572

Operating expenses:
  Amortization (Note 2)                        15,855              48,123              16,134              48,402
  Asset management fees (Note 3)               17,517              52,551              17,517              52,551
  Impairment loss (Note 2)                         --             759,132                  --             580,301
  Legal and accounting fees                     5,090               5,288                  --               2,777
  Write off of advances from Local
    Limited Partnerships (Note 4)                  --              46,415              49,000              49,000
  Other                                         1,833               4,598                 602               7,182
                                          -----------         -----------         -----------         -----------

    Total operating expenses                   40,295             916,107              83,253             740,213
                                          -----------         -----------         -----------         -----------

Income (loss) from operations                 (40,295)           (898,607)             35,019            (601,641)

Equity in losses of Local
 Limited Partnerships (Note 2)               (215,708)           (698,552)           (314,344)           (943,032)

Interest income                                   149                 482               4,290               4,302
                                          -----------         -----------         -----------         -----------


Net loss                                  $  (255,854)        $(1,596,677)        $  (275,035)        $(1,540,371)
                                          ===========         ===========         ===========         ===========

Net loss allocated to:

  General Partner                         $    (2,559)        $   (15,967)        $    (2,751)        $   (15,404)
                                          ===========         ===========         ===========         ===========


  Limited Partners                        $  (253,295)        $(1,580,710)        $  (272,284)        $(1,524,967)
                                          ===========         ===========         ===========         ===========

Net loss per

  Partnerships Units                      $       (10)        $       (63)        $       (11)        $       (61)
                                          ===========         ===========         ===========         ===========

Outstanding weighted
  Partnership Units                            25,000              25,000              25,000              25,000
                                          ===========         ===========         ===========         ===========


                                  See accompnanying notes to financial statements



                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                (A California Limited Partnership)

                             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

           For the Three Months Ended June 30, 2005, Six Months Ended September 30, 2005
                              and Nine Months Ended December 31, 2005
                                            (unaudited)



                             For the Three Months Ended June 30, 2005

                                                    General            Limited
                                                    Partner           Partners          Total
                                                 ------------      ------------      ------------

Partners' equity (deficit) at March 31, 2005     $   (136,767)     $ 11,369,384      $ 11,232,617

Net loss                                              (10,496)       (1,039,118)       (1,049,614)
                                                 ------------      ------------      ------------

Partners' equity (deficit) at June 30, 2005      $   (147,263)     $ 10,330,266      $ 10,183,003
                                                 ============      ============      ============



                            For the Six Months Ended September 30, 2005

                                                       General            Limited
                                                       Partner           Partners          Total
                                                     ------------      ------------      ------------

Partners' equity (deficit) at March 31, 2005         $   (136,767)     $ 11,369,384      $ 11,232,617

Net loss                                                  (13,408)       (1,327,415)       (1,340,823)
                                                     ------------      ------------      ------------

Partners' equity (deficit) at September 30, 2005     $   (150,175)     $ 10,041,969      $  9,891,794
                                                     ============      ============      ============



                            For the Nine Months Ended December 31, 2005

                                                      General            Limited
                                                      Partner            Partners          Total
                                                    ------------      ------------      ------------

Partners' equity (deficit) at March 31, 2005        $   (136,767)     $ 11,369,384      $ 11,232,617

Net loss                                                 (15,967)       (1,580,710)       (1,596,677)
                                                    ------------      ------------      ------------

Partners' equity (deficit) at December 31, 2005     $   (152,734)     $  9,788,674      $  9,635,940
                                                    ============      ============      ============


                                  See accompnanying notes to financial statements




                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                (A California Limited Partnership)

                                     STATEMENTS OF CASH FLOWS

                         For the Three Months Ended June 30, 2005 and 2004
                                            (unaudited)

                                                                         2005             2004
                                                                     -----------      -----------
Cash flows from operating activities:
  Net loss                                                           $(1,049,614)     $  (931,399)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                      16,134           16,134
        Equity in losses of Local Limited Partnerships                   233,575          314,344
        Impairment loss                                                  759,132          580,301
        Advances to Local Limited Partnerships                           (21,500)              --
        Write off of advances to Local Limited Partnerships               21,500               --
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                 14,155           23,422
                                                                     -----------      -----------
        Net cash provided by (used in) operating activities              (26,618)           2,802
                                                                     -----------      -----------

Cash flows used in investing activities:
        Capital Contributions paid to Local Limited Partnerships              --           (7,650)
                                                                     -----------      -----------
Net cash used in investing activities                                         --           (7,650)
                                                                     -----------      -----------

Net decrease in cash                                                     (26,618)          (4,848)

Cash, beginning of period                                                157,680           17,196
                                                                     -----------      -----------

Cash, end of period                                                  $   131,062      $    12,348
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                        $        --      $        --
                                                                     ===========      ===========


                         See accompnanying notes to financial statements


                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                (A California Limited Partnership)

                                     STATEMENTS OF CASH FLOWS

                       For the Six Months Ended September 30, 2005 and 2004
                                            (unaudited)

                                                                        2005            2004
                                                                    -----------      -----------
Cash flows from operating activities:
  Net loss                                                          $(1,340,823)     $(1,265,336)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                     32,268           32,268
        Equity in losses of Local Limited Partnerships                  482,844          628,688
        Impairment loss                                                 759,132          580,301
        Advances to Local Limited Partnerships                          (46,415)              --
        Write off of advances to Local Limited Partnerships              46,415               --
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                30,118           57,140
                                                                    -----------      -----------
        Net cash provided by (used in) operating activities             (36,461)          33,061
                                                                    -----------      -----------

Cash flows used in investing activities:
       Capital Contributions paid to Local Limited Partnerships              --          (20,400)
                                                                    -----------      -----------
Net cash used in investing activities                                        --          (20,400)
                                                                    -----------      -----------

Net increase (decrease) in cash                                         (36,461)          12,661

Cash, beginning of period                                               157,680           17,196
                                                                    -----------      -----------

Cash, end of period                                                 $   121,219      $    29,857
                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                       $        --      $        --
                                                                    ===========      ===========

                          See accompnanying notes to financial statements


                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                (A California Limited Partnership)

                                     STATEMENTS OF CASH FLOWS

                       For the Nine Months Ended December 31, 2005 and 2004
                                            (unaudited)
                                                                       2005             2004
                                                                   -----------      -----------
Cash flows from operating activities:
  Net loss                                                         $(1,596,677)     $(1,540,371)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                    48,123           48,402
        Recovery of bad debt                                                --         (118,272)
        Equity in losses of Local Limited Partnerships                 698,552          943,032
        Impairment loss                                                759,132          580,301
        Release of escrow account                                           --          209,711
        Change in due from affiliates                                   11,114               --
        Advances to Local Limited Partnerships                         (46,415)         (49,000)
        Write off of advances to Local Limited Partnerships             46,415           49,000
        Change in accrued  fees and expenses due to
           General Partner and affiliates                               47,260           62,888
                                                                   -----------      -----------
        Net cash provided by (used in) operating activities            (32,496)         185,691
                                                                   -----------      -----------

Cash flows used in investing activities:
      Capital Contributions paid to Local Limited Partnerships              --          (45,399)
                                                                   -----------      -----------
Net cash used in investing activities                                       --          (45,399)
                                                                   -----------      -----------

Net increase (decrease) in cash                                        (32,496)         140,292

Cash, beginning of period                                              157,680           17,196
                                                                   -----------      -----------

Cash, end of period                                                $   125,184      $   157,488
                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                      $        --      $        --
                                                                   ===========      ===========

                          See accompnanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      For the Quarterly periods ended June 30, 2004, September 30, 2004 and
                                December 31, 2004
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, six months ended September 30, 2005 and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2005.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the "Partnership") was formed under the laws of the State of California on March 3, 1997 and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of dealer and volume discounts of $81,825 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax
Credits of the Partnership. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Exit Strategy

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2005, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2005. As of December 31, 2005, no Housing Complexes had been sold or selected for disposition.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2005, September 30, 2005, June 30, 2005 and 2004, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2005, no investment accounts in Local Limited Partnerships had reached a zero balance. As of September 30 and December 31, 2005, two investment accounts had reached a zero balance.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

For all periods presented, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2005 and 2004 was $16,134. For each of the six months ended September 30, 2005 and 2004 amortization expense was $32,268, and for the nine months ended December 31, 2005 and 2004 it was $48,123 and $48,402, respectively.

Impairment

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $759,132 and $580,301, during the three months ended June 30, 2005 and 2004, respectively. There were no additional impairment losses for the periods ended September 30, 2005 and 2004 and December 31, 2005 and 2004.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                         For the Three     For the Year
                                                          Months Ended         Ended
                                                         June 30, 2005     March 31, 2005
                                                         ------------      ------------
  Investments per balance sheet, beginning of period     $ 11,792,881      $ 13,614,334
  Impairment loss                                            (759,132)         (580,301)
  Equity in losses of Local Limited Partnerships             (233,575)       (1,176,616)
  Amortization of capitalized acquisition fees and
    costs                                                     (16,134)          (64,536)
                                                         ------------      ------------
  Investments per balance sheet, end of period           $ 10,784,040      $ 11,792,881
                                                         ============      ============

                                                          For the Six     For the Year
                                                         Months Ended         Ended
                                                      September 30, 2005  March 31, 2005
                                                         ------------      ------------
  Investments per balance sheet, beginning of period     $ 11,792,881      $ 13,614,334
  Impairment loss                                            (759,132)         (580,301)
  Equity in losses of Local Limited Partnerships             (482,844)       (1,176,616)
  Amortization of capitalized acquisition fees and
    costs                                                     (32,268)          (64,536)
                                                         ------------      ------------
  Investments per balance sheet, end of period           $ 10,518,637      $ 11,792,881
                                                         ============      ============

                                                         For the Nine     For the Year
                                                         Months Ended         Ended
                                                      December 31, 2005   March 31, 2005
                                                         ------------      ------------
  Investments per balance sheet, beginning of period     $ 11,792,881      $ 13,614,334
  Impairment loss                                            (759,132)         (580,301)
  Equity in losses of Local Limited Partnerships             (698,552)       (1,176,616)
  Amortization of capitalized acquisition fees and
    costs                                                     (48,123)          (64,536)
                                                         ------------      ------------
  Investments per balance sheet, end of period           $ 10,287,074      $ 11,792,881
                                                         ============      ============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued



                                                                      For the Three     For the Year
                                                                      Months Ended         Ended
                                                                     June 30, 2005      March 31, 2005
                                                                      -----------        -----------
Investments in Local Limited Partnerships, net                        $ 9,316,519        $10,309,226
Acquisition fees and costs, net of accumulated amortization of
$468,213 and $452,079                                                   1,467,521          1,483,655
                                                                      -----------        -----------
Investments per balance sheet, end of period                          $10,784,040        $11,792,881
                                                                      ===========        ===========

                                                                      For the Six       For the Year
                                                                      Months Ended         Ended
                                                                   September 30, 2005   March 31, 2005
                                                                      -----------        -----------
Investments in Local Limited Partnerships, net                        $ 9,092,100        $10,309,226
Acquisition fees and costs, net of accumulated amortization of
$509,197 and $452,079                                                   1,426,537          1,483,655
                                                                      -----------        -----------
Investments per balance sheet, end of period                          $10,518,637        $11,792,881
                                                                      ===========        ===========


                                                                      For the Nine       For the Year
                                                                      Months Ended         Ended
                                                                   December 31, 2005    March 31, 2005
                                                                      -----------        -----------
Investments in Local Limited Partnerships, net                        $ 8,876,392        $10,309,226
Acquisition fees and costs, net of accumulated amortization of
$525,052 and $452,079                                                   1,410,681          1,483,655
                                                                      -----------        -----------
Investments per balance sheet, end of period                          $10,287,074        $11,792,881
                                                                      ===========        ===========


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)





NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                  2005              2004
                                               -----------      -----------
     Revenues                                  $   811,000      $   782,000
                                               -----------      -----------
     Expenses:
       Interest expense                            223,000          227,000
       Depreciation and amortization               310,000          312,000
       Operating expenses                          513,000          559,000
                                               -----------      -----------
         Total expenses                          1,046,000        1,098,000
                                               -----------      -----------

     Net loss                                  $  (235,000)        (316,000)
                                               ===========      ===========
     Net loss allocable to the Partnership     $  (234,000)     $  (314,000)
                                               ===========      ===========
     Net loss recorded by the Partnership      $  (234,000)     $  (314,000)
                                               ===========      ===========

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                   2005             2004
                                               -----------      -----------
     Revenues                                  $ 1,622,000      $ 1,564,000
                                               -----------      -----------
     Expenses:
       Interest expense                            446,000          453,000
       Depreciation and amortization               620,000          625,000
       Operating expenses                        1,025,000        1,118,000
                                               -----------      -----------
     Total expenses                              2,091,000        2,196,000
                                               -----------      -----------

     Net loss                                  $  (469,000)        (632,000)
                                               ===========      ===========

     Net loss allocable to the Partnership     $  (467,000)     $  (629,000)
                                               ===========      ===========

     Net loss recorded by the Partnership      $  (483,000)     $  (629,000)
                                               ===========      ===========

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                  2005             2004
                                               -----------      -----------
     Revenues                                  $ 2,433,000      $ 2,347,000
                                               -----------      -----------
     Expenses:
       Interest expense                            669,000          680,000
       Depreciation and amortization               930,000          937,000
       Operating expenses                        1,538,000        1,678,000
                                               -----------      -----------
     Total expenses                              3,137,000        3,295,000
                                               -----------      -----------

     Net loss                                  $  (704,000)        (948,000)
                                               ===========      ===========

     Net loss allocable to the Partnership     $  (701,000)     $  (943,000)
                                               ===========      ===========
     Net loss recorded by the Partnership      $  (699,000)     $  (943,000)
                                               ===========      ===========

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

As of December 31, 2005, the Partnership advanced cash in the amount of $562,213 to one of the Local Limited Partnerships in which it has a Limited Partnership interest. Of the $562,213 of advances, $553,213 was reserved as of December 31, 2004. During the year ended March 31, 2005 an escrow account that the Partnership controlled in the name of this Local Limited Partnership was released back to the Partnership. Income of $118,272 was recognized as recovery of bad debt. This was due to advances made to a Local Limited Partnership that were subsequently reserved in previous years. However, upon further research and understanding among the parties it was determined that capital contributions payables which were originally established by setting up an escrow disbursement account would not be paid due to the advances previously made and other extenuating situations.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

          (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $453,609, $439,024, $424,439 and $409,854 as of December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

          (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $71,443, $70,173, $43,774, and $42,225 as of December 31, 2005, September
               30, 2005, June 30, 2005 and March 31, 2005, respectively.

          (c) An annual asset management fee not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,517 were incurred during each of the three months ended June 30, 2005 and 2004. For each of the six months ended September 30, 2005 and 2004, the Partnership incurred asset management fees of $35,034. Management fees of $52,551 were incurred during each of the nine months ended December 31, 2005 and 2004. The Partnership paid the General Partner or its affiliates $0 of those fees during the three months ended June 30, 2005 and 2004, the six months ended September 30, 2005 and 2004 and the nine months ended December 31, 2005 and 2004.

          (d) A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

          (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $5,291 and $0 during the three months ended June 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004 the Partnership reimbursed operating expenses of approximately $7,880 and $0, respectively. For the nine months ended December 31, 2005 and 2004, operating expense reimbursements totaled $15,077 and $12,370, respectively.

          (f) There was a receivable due from an affiliate in the amount of $11,114 as of the June 30, 2005 and September 30, 2005. The receivable was paid in full during the nine months ended December 31, 2005.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      For the Quarterly periods ended June 30, 2005, September 30, 2005 and
                                December 31, 2005
                                   (unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:


                                        June 30,  September 30,  December 31,   March 31,
                                         2005         2005         2005            2005
                                       --------     --------     --------       --------

     Accrued asset management fees     $295,158     $312,675     $330,192       $277,641
     Expenses paid by the General
     Partners or an affiliates
     on  behalf of the
     Partnership                        448,055      446,501      446,126        451,417
                                       --------     --------     --------       --------
     Total                             $743,213     $759,176     $776,318       $729,058
                                       ========     ========     ========       ========


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS

During the three months ended June 30, 2005, the Partnership advanced approximately $22,000 to one Local Limited Partnership, in which the Partnership is a limited partner. During the six months ended September 30, 2005, The Partnership advanced approximately $47,000 to two of the Local Limited Partnerships, in which the Partnership is also a limited partner. These advances were reserved for the full amount. These advances were used to facilitate timely escrow payments. As of December 31, 2005, total advances made to Local Limited Partnerships were $880,916, all of which have been reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, the three and six months ended September 30, 2005 and 2004, and the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

FINANCIAL CONDITION

The Partnership's assets at June 30, 2005 consisted primarily of $131,000 in cash, aggregate investments in the fifteen Local Limited Partnerships of $10,784,000 and due from affiliate of $11,000. Liabilities at June 30, 2005 consisted of $743,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2005 consisted primarily of $121,000 in cash, aggregate investments in the fifteen Local Limited Partnerships of $10,519,000 and due from affiliate of $11,000. Liabilities at September 30, 2005 consisted of $759,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates.

The Partnership's assets at December 31, 2005 consisted primarily of $125,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $10,287,000. Liabilities at December 31, 2005 consisted of $776,000 of accrued annual asset management fees and advances payable to the General Partner and/or its affiliates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was $(1,050,000), reflecting an increase of approximately $(119,000) from the net loss of $(931,000) for the three months ended June 30, 2004. The increase in net loss was primarily due to the increase in impairment loss of $(179,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the Partnership compared to the current carrying value of each of the investments to the Partnership . There was a decrease of equity in losses of Local Limited Partnerships of $80,000 to $(234,000) for the three months ended June 30, 2005 from $(314,000) for the three months ended June 30, 2004. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. There was an increase of $(21,000) in bad debt expense for the three months ended June 30, 2005 due to an advance that was made during the three months ended June 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended June 30, 2004. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. Additionally the accounting and legal expenses decreased by $1,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to a timing issue of the accounting work being performed.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2005  COMPARED TO THE THREE  MONTHS  ENDED
SEPTEMBER  30,  2004  The  Partnership's  net loss for the  three  months  ended
September 30, 2005 was $(291,000), reflecting a decrease of approximately $43,000 from the net loss of $(334,000) for the three months ended September 30, 2004. There was a decrease of equity in losses of Local Limited Partnerships of $65,000 to $(249,000) for the three months ended September 30, 2005 from $(314,000) for the three months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is partially due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. There was an increase of $(25,000) in bad debt expense for the three months ended September 30, 2005 due to advances that were made during the three months ended September 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended September 30, 2004. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. The accounting and legal expenses decreased by $2,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. As discussed in the above paragraph, the accounting expense difference is a timing issue.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004 The Partnership's net loss for the six months ended September 30, 2005 was $(1,341,000), reflecting an increase of approximately $(74,000) from the net loss of $(1,256,000) for the six months ended September 30, 2004. The increase in net loss was primarily due to the increase in impairment loss of $(179,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments to the Partnership compared to the current carrying value of each of the investments to the Partnership. The increase in impairment loss was offset by a decrease of equity in losses of Local Limited Partnerships of $146,000 to $(483,000) for the six months ended September 30, 2005 from $(629,000) for the six months ended September 30, 2004. The decrease in equity in losses of Local Limited Partnerships is partially due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 2005. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. There was an increase of $(47,000) in bad debt expense for the six months ended September 30, 2005 due to advances being made during the six months ended September 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the six months ended September 30, 2004. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. Reporting Fees decreased by $(3,000) for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow allows for the payment. Additionally the accounting and legal expenses decreased by $2,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to a timing issue of accounting work being performed. The other operating expenses also decreased by $4,000.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004 The Partnership's net loss for the three months ended December 31, 2005 was $(256,000), reflecting a decrease of approximately $19,000 from the net loss of $(275,000) for the three months ended December 31, 2004. The decrease is largely due to $(118,000) in recovery of bad debt that was recognized for the three months ended December 31, 2004 compared to $0 for the three months ended December 31, 2005. The income was recognized due to advances made to a Local Limited Partnership that were subsequently reserved in previous years. However, upon further research and understanding among the parties it was determined that capital contributions payables which were originally established by setting up an escrow disbursement account would not be paid due to the advances previously made and other extenuating situations. There was also a decrease of equity in losses of Local Limited Partnership of $98,000 to $(216,000) for the three months ended December 31, 2005 from $(314,000) for the three months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is partially due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December 31, 2005. There was also a decrease of $49,000 in bad debt expense for the three months ended December 31, 2005 due to advances made during the three months ended December 31, 2004 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended December 31, 2005. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. The interest income decreased by $(4,000) for the three months ended

December 31, 2004. The accounting and legal expenses increased by $(5,000) for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. As discussed above, the accounting expense difference is a timing issue.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2004 The Partnership's net loss for the nine months ended December 31, 2005 was $(1,597,000), reflecting an increase of approximately $(57,000) from the net loss of $(1,540,000) for the nine months ended December 31, 2004. The increase in net loss was primarily due to the increase in impairment loss of $(179,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value of each of the investments to the Partnership. There was also a $(118,000) in recovery of bad debt income that was recognized for the nine months ended December 31, 2004 compared to $0 for the nine months ended December 31, 2005. This was due to advances made to a Local Limited Partnership that were subsequently reserved in previous years. However, upon further research and understanding among the parties it was determined that capital contributions payables which were originally established by setting up an escrow disbursement account would not be paid due to the advances previously made and other extenuating situations. There was a decrease of equity in losses of Local Limited Partnership of $244,000 to $(699,000) for the nine months ended December 31, 2005 from $(943,000) for the nine months ended December 31, 2004. The decrease in equity in losses of Local Limited Partnerships is partially due to the Partnership not recognizing losses of two of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at December
31, 2005. Reporting fees decreased by $(3,000) for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow allows for payment. Additionally, there was an decrease of $3,000 in bad debt expense for the nine months ended December 31, 2005. The accounting and legal expenses increased by $(3,000) for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the timing issue of accounting work being performed. There was also a $2,000 decrease in other operating expenses. Interest income decreased by $(4,000) for the nine months ended December 31, 2004.

CAPITAL RESOURCES AND LIQUIDITY

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004 Net cash used during the three months ended June 30, 2005 was $(27,000), compared to net cash used during the three months ended June 30, 2004 of $(5,000) reflecting a change of $(22,000). This change was primarily due to $(22,000) advanced to Local Limited Partnerships during the three months ended June 30, 2005 compared to $0 advanced to Local Limited Partnerships during the three months ended June 30, 2004. Additionally during the three months ended June 30, 2005 the Partnership reimbursed the General Partner or its affiliates $(5,000) for expenses that were paid on its behalf compared to $0 that was reimbursed during the three months ended June 30, 2004. Additionally, during the three months ended June 30, 2005 the Partnership did not make any capital contributions to Local Limited Partnerships compared to $8,000 made during the three months ended June 30, 2004. The Partnership collected $0 in reporting fees for the three months ended June 30, 2005 compared to $3,000 during the three months ended June 30, 2004.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2004 Net cash used during the six months ended September 30, 2005 was $(36,000), compared to net cash provided during the six months ended September 30, 2004 of $13,000, reflecting a change of $(49,000). This change was primarily due to $(46,000) advanced to Local Limited Partnerships during the six months ended September 30, 2005 compared to no advances made during the six months ended September 30, 2004. Additionally, during the six months ended September 30, 2005 the Partnership did not make any capital contributions to Local Limited Partnerships compared to $20,000 made during the three months ended June 30, 2004. The Partnership collected $20,000 in reporting fees for the six months ended September 30, 2004 compared to $17,000 during the three months ended June 30, 2005. Additionally during the six months ended September 30, 2005 the Partnership reimbursed the General Partner or its affiliates $(8,000) for expenses that were paid on its behalf compared to $0 that was reimbursed during the six months ended September 30, 2004.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2004 Net cash used during the nine months ended December 31, 2005 was $(32,000), compared to net cash provided during the nine months ended December 31, 2004 of $140,000, reflecting a change of $(172,000). During the nine months ended December 31, 2004, $210,000 was released from an escrow account into the

Partnerships operating cash account therefore increasing cash by that amount. Also the nine months ended December 31, 2004 reflects capital contribution payments to Local Limited Partnerships of $45,000. Additionally, there was a $118,000 recovery of bad debt during the nine months ended December 31, 2004 compared to $0 during the nine months ended December 31, 2005. Finally, during the nine months ended December 31, 2005 the Partnership reimbursed the General partner for expenses it paid on the Partnerships behalf of $(15,000) compared to $(12,000) reimbursed during the nine months ended December 31, 2004.

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

         Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5


By:  WNC & ASSOCIATES, INC.                 General Partner



By: /s/ Wilfred N. Cooper, Jr.
    --------------------------
Wilfred N. Cooper, Jr.
Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: May 16, 2008





By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: May 16, 2008