Form 10-Q
period 2006-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-16
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2006
                For the quarterly period ended September 30, 2006
                For the quarterly period ended December 31, 2006

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

                               INDEX TO FORM 10-Q

        For the Quarterly periods Ended June 30, 2006, September 30, 2006 and December 31, 2006


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
        As of June 30, 2006, September 30, 2006, December 31, 2006 and
          March 31, 2006.......................................................3

     Statements of Operations
        For the Three Months Ended June 30, 2006 and 2005......................4
        For the Three and Six Months Ended September 30, 2006 and 2005.........5
        For the Three and Nine Months Ended December 31, 2006 and 2005.........6

     Statements of Partners' Equity (Deficit)
        For the Three Months Ended June 30, 2006 ..............................7
        For the Six Months Ended September 30, 2006 ...........................7
        For the Nine Months Ended December 31, 2006 ...........................7

     Statements of Cash Flows
        For the Three Months Ended June 30, 2006 and 2005......................8
        For the Six Months Ended September 30, 2006 and 2005...................9
        For the Nine Months Ended December 31, 2006 and 2005..................10

     Notes to Financial Statements............................................11

     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................21

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......23

     Item 4.  Controls and Procedures  .......................................23

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................24

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....24

     Item 3.  Defaults Upon Senior Securities.................................24

     Item 4.  Submission of Matters to a Vote of Security Holders.............24

     Item 5.  Other Information...............................................24

     Item 6. Exhibits.........................................................24

     Signatures...............................................................25

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                                                December 31,
                                                 June 30, 2006        September 30, 2006            2006           March 31, 2006
                                              --------------------   ---------------------    -----------------   ------------------
Cash                                          $           126,033    $            174,489     $        162,387    $         125,887
Investments in Local Limited
  Partnerships, net (Note 2)                            9,236,753               8,991,529            8,746,305           10,041,847
                                              --------------------   ---------------------    -----------------   ------------------

Total Assets                                  $         9,362,786    $          9,166,018     $      8,908,692    $      10,167,734
                                              ====================   =====================    =================   ==================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued fees and expenses due to
    General Partner and affiliates
    (Note 3)                                  $           816,754    $            834,253     $        840,956    $         798,373
                                              --------------------   ---------------------    -----------------   ------------------

Partners' equity (deficit):
  General Partner                                        (163,632)               (165,775)            (168,415)            (155,399)
   Limited Partners (25,000 Partnership Units
   authorized;25,000 Partnership Units issued
   and outstanding)                                     8,709,664               8,497,540            8,236,151            9,524,760
                                              --------------------   ---------------------    -----------------   ------------------

    Total Partners' Equity                              8,546,032               8,331,765            8,067,736            9,369,361
                                              --------------------   ---------------------    -----------------   ------------------
     Total Liabilities and Partners'Equity    $         9,362,786    $          9,166,018     $      8,908,692    $      10,167,734
                                              ====================   =====================    =================   ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                                      2006                              2005
                                                -----------------                -------------------

                                                  Three Months                      Three Months
                                                -----------------                -------------------
Reporting fees                                  $              -                $                 -
                                                -----------------                -------------------
Operating expenses:
  Amortization (Note 2)                                   15,855                             16,134
  Asset management fees (Note 3)                          17,517                             17,517
  Impairment loss                                        559,870                            759,132
  Legal and accounting fees                                  234                                  -
  Write off of advances to Local
     Limited Partnerships (Note 4)                             -                             21,500
  Other                                                      629                              1,929
                                                -----------------                -------------------

    Total operating expenses                             594,105                            816,212
                                                -----------------                -------------------

Loss from operations                                    (594,105)                          (816,212)

Equity in losses of Local
 Limited Partnerships (Note 2)                          (229,369)                          (233,575)

Interest income                                              145                                173
                                                -----------------                -------------------

Net loss                                        $       (823,329)               $        (1,049,614)
                                                =================                ===================

Net loss allocated to:
  General Partner                               $         (8,233)               $           (10,496)
                                                =================                ===================

  Limited Partners                              $       (815,096)               $        (1,039,118)
                                                =================                ===================

Net loss per
  Partnership  Unit                             $            (33)               $               (42)
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
                                                =================                ===================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2006 and 2005
                                   (unaudited)


                                                        2006                                       2005
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months              Months                 Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                          $        53,685       $      53,685       $       17,500        $        17,500
                                        -----------------     ---------------     ----------------      -----------------

Operating expenses:
  Amortization (Note 2)                          15,855              31,710               16,134                 32,268
  Asset management fees (Note 3)                 17,517              35,034               17,517                 35,034
  Impairment loss (Note 2)                            -             559,870                    -                759,132
  Legal and accounting fees                       2,625               2,859                  198                    198
  Write off of advances to Local
     Limited Partnerships (Note 4)                    -                   -               24,915                 46,415
  Other                                           2,759               3,388                  836                  2,765
                                        -----------------     ---------------     ----------------      -----------------
    Total operating expenses                     38,756             632,861               59,600                875,812
                                        -----------------     ---------------     ----------------      -----------------

Income (loss) from operations                    14,929            (579,176)             (42,100)              (858,312)

Equity in losses of Local
 Limited Partnerships (Note 2)                 (229,369)           (458,738)            (249,269)              (482,844)

Interest income                                     174                 318                  160                    333
                                        -----------------     ---------------     ----------------      -----------------
Net loss
                                        $      (214,266)      $  (1,037,596)      $     (291,209)            (1,340,823)
                                        =================     ===============     ================      =================

Net loss allocated to:
  General Partner                       $        (2,143)      $     (10,376)      $       (2,912)       $       (13,408)
                                        =================     ===============     ================      =================

  Limited Partners                      $      (212,123)      $  (1,027,220)      $     (288,297)       $    (1,327,415)
                                        =================     ===============     ================      =================

Net loss per
  Partnership Unit                      $            (8)      $         (41)      $          (12)       $           (53)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                              25,000              25,000               25,000                 25,000
                                        =================     ===============     ================      =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
      For the Three Months and Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)


                                                      2006                                        2005
                                       -----------------------------------     ----------------------------------------
                                           Three                Nine                Three                    Nine
                                          Months               Months               Months                  Months
                                       --------------       --------------     -----------------         --------------
Reporting fees                         $          -         $       53,685     $             -           $     17,500
                                       --------------       --------------     -----------------         --------------

Operating expenses:
  Amortization (Note 2)                      15,855               47,565                15,855                 48,123
  Asset management fees (Note 3)             17,517               52,551                17,517                 52,551
  Impairment loss (Note 2)                        -              559,870                     -                759,132
  Legal and accounting fees                     407                3,266                 5,090                  5,288
  Write off of advances to Local
     Limited Partnerships (Note 4)                -                    -                     -                 46,415
  Other                                       1,079                4,468                 1,833                  4,598
                                       --------------       --------------     -----------------         --------------

    Total operating expenses                 34,858              667,720                40,295                916,107
                                       --------------       --------------     -----------------         --------------

Loss from operations                        (34,858)            (614,035)              (40,295)              (898,607)

Equity in losses of Local
 Limited Partnerships (Note 2)             (229,369)            (688,107)             (215,708)              (698,552)

Interest income                                 199                  517                   149                    482
                                       --------------       --------------     -----------------         --------------

Net loss                               $   (264,028)        $  (1,301,625)     $      (255,854)          $ (1,596,677)
                                       ==============       ==============     =================         ==============

Net loss allocated to:
  General Partner                      $     (2,640)        $    (13,016)      $        (2,559)          $    (15,967)
                                       ==============        ==============     =================        ==============

  Limited Partners                     $   (261,388)        $  (1,288,609)     $      (253,295)          $ (1,580,710)
                                       ==============       ==============     =================         ==============

Net loss per
  Partnerships Units                   $        (10)        $        (52)      $           (10)          $        (63)
                                       ==============       ==============     =================         ==============
Outstanding weighted
  Partnership Units                          25,000               25,000                25,000                 25,000
                                       ==============       ==============     =================         ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
  For the Three Months Ended June 30, 2006, Six Months Ended September 30, 2006
                     and Nine Months Ended December 31, 2006
                                   (unaudited)


                                     For the Three Months Ended June 30, 2006
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2006           $    (155,399)       $     9,524,760       $       9,369,361

Net loss                                                      (8,233)              (815,096)               (823,329)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2006            $    (163,632)       $     8,709,664       $       8,546,032
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2006
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2006           $    (155,399)       $    9,524,760        $       9,369,361

Net loss                                                     (10,376)           (1,027,220)              (1,037,596)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2006       $    (165,775)       $    8,497,540       $        8,331,765
                                                       ===============      ================      ==================


                                    For the Nine Months Ended December 31, 2006
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2006           $     (155,399)      $     9,524,760       $       9,369,361

Net loss                                                      (13,016)           (1,288,609)             (1,301,625)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2006        $     (168,415)      $     8,236,151       $       8,067,736
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                                                            2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $   (823,329)       $   (1,049,614)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                          15,855                16,134
        Equity in losses of Local Limited Partnerships                       229,369               233,575
        Advances made to Local Limited Partnerships                                -               (21,500)
        Write off of advances made to Local Limited Partnerships                   -                21,500
        Impairment loss                                                      559,870               759,132
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     18,381                14,155
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                      146               (26,618)
                                                                        --------------      ---------------
Net increase (decrease) in cash                                                  146               (26,618)

Cash, beginning of period                                                    125,887               157,680
                                                                        --------------      ---------------

Cash, end of period                                                     $    126,033        $      131,062
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -        $            -
                                                                        ==============      ===============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                                                            2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                             $   (1,037,596)      $   (1,340,823)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                           31,710               32,268
        Equity in losses of Local Limited Partnerships                        458,738              482,844
        Impairment loss                                                       559,870              759,132
        Advances to Local Limited Partnerships                                      -              (46,415)
        Write off of advances to Local Limited Partnerships                         -               46,415
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      35,880               30,118
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                    48,602              (36,461)
                                                                        --------------      ---------------


Net increase (decrease) in cash                                                48,602              (36,461)

Cash, beginning of period                                                     125,887              157,680
                                                                        --------------      ---------------

Cash, end of period                                                     $     174,489       $      121,219
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $           -       $            -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2006 and 2005
                                   (unaudited)

                                                                            2006                 2005
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $  (1,301,625)      $   (1,596,677)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                           47,565               48,123
        Equity in losses of Local Limited Partnerships                        688,107              698,552
        Impairment loss                                                       559,870              759,132
        Advances to Local Limited Partnerships                                      -             (46,415)
        Write off of advances to Local Limited Partnerships                         -               46,415
        Change in due from affiliates                                               -               11,114
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                      42,583               47,260
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                    36,500              (32,496)
                                                                        --------------      ---------------


Net increase (decrease) in cash                                                36,500              (32,496)

Cash, beginning of period                                                     125,887              157,680
                                                                        --------------      ---------------

Cash, end of period                                                    $      162,387      $       125,184
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                          $            -       $            -
                                                                        ==============      ===============


                 See accompanying notes to financial statements
                                       10

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited
Partnership Agreement. Any remaining proceeds will then be paid to the Partnership. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Agreement). The General Partner would then be entitles to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2006, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006. As of December 31, 2006 no Housing Complexes had been sold or selected for disposition.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see
Note 2).

"Equity in losses of Local Limited Partnerships" for each of the periods ended December 31, 2006, September 30, 2006, June 30, 2006 and 2005, respectively have been recorded by the Partnership. Management's estimate for the three, six and nine-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 2). If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. For all periods presented two investment accounts in Local Limited Partnerships had reached a zero balance.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2006 and 2005 was $15,855 and $16,134, respectively. For the six months ended September 30, 2006 and 2005 amortization expense was $31,710 and$32,268, respectively, and for the nine months ended December 31, 2006 and 2005 it was $47,565 and $48,123, respectively.

Impairment
----------

A loss in value from Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits and the estimated residual value.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. Accordingly, the Partnership recorded an impairment loss of $559,870 and $759,132, during the three months ended June 30, 2006 and 2005, respectively. There were no additional impairment losses for the periods ended September 30, 2006 and 2005 and December 31, 2006 and 2005.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:


                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2006             March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $         10,041,847        $     11,792,881
     Impairment loss                                                       (559,870)               (759,132)
     Equity in losses of Local Limited Partnerships                        (229,369)               (927,925)
     Amortization of capitalized acquisition fees and
     costs                                                                  (15,855)                (63,977)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period              $          9,236,753        $     10,041,847
                                                                =====================      ==================


                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2006          March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $         10,041,847        $     11,792,881
     Impairment loss                                                       (559,870)               (759,132)
     Equity in losses of Local Limited Partnerships                        (458,738)               (927,925)
     Amortization of capitalized acquisition fees and
     costs                                                                  (31,710)                (63,977)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period              $          8,991,529        $     10,041,847
                                                                =====================      ==================


                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2006           March 31, 2006
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $         10,041,847        $     11,792,881
     Impairment loss                                                       (559,870)               (759,132)
     Equity in losses of Local Limited Partnerships                        (688,107)               (927,925)
     Amortization of capitalized acquisition fees and
     costs                                                                  (47,565)                (63,977)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period              $          8,746,305        $     10,041,847
                                                                =====================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------


                                                                        For the Three Months       For the Year Ended
                                                                               Ended
                                                                           June 30, 2006             March 31, 2006
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            7,857,781      $          8,647,020
Acquisition fees and costs, net of accumulated amortization of
$556,762 and $540,907                                                               1,378,972                 1,394,827
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            9,236,753      $         10,041,847
                                                                       =======================     ====================


                                                                         For the Six Months        For the Year Ended
                                                                               Ended
                                                                         September 30, 2006          March 31, 2006
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            7,628,412      $          8,647,020
Acquisition fees and costs, net of accumulated amortization of
$572,617 and $540,907                                                               1,363,117                 1,394,827
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            8,991,529      $         10,041,847
                                                                       =======================     ====================


                                                                        For the Nine Months        For the Year Ended
                                                                               Ended
                                                                         December 31, 2006           March 31, 2006
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            7,399,043      $         8,647,020
Acquisition fees and costs, net of accumulated amortization of
$588,472 and $540,907                                                               1,347,262                1,394,827
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            8,746,305      $        10,041,847
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006                       2005
                                                               ----------------------      ------------------
        Revenues                                               $             836,000       $         811,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   215,000                 223,000
          Depreciation and amortization                                      309,000                 310,000
          Operating expenses                                                 556,000                 513,000
                                                               ----------------------      ------------------
           Total expenses                                                  1,080,000               1,046,000
                                                               ----------------------      ------------------

        Net loss                                               $            (244,000)               (235,000)
                                                               ======================      ==================
                                                               $            (242,000)      $        (234,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                   $            (229,000)      $        (234,000)
                                                               ======================      ==================

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                               2006                    2005
                                                                        -------------------    ---------------------
                Revenues                                                $        1,672,000     $          1,622,000
                                                                        -------------------    ---------------------
                Expenses:
                 Interest expense                                                  430,000                  446,000
                 Depreciation and amortization                                     618,000                  620,000
                 Operating expenses                                              1,112,000                1,025,000
                                                                        -------------------    ---------------------
                Total expenses                                                   2,160,000                2,091,000
                                                                        -------------------    ---------------------

                Net loss                                                $         (488,000)                (469,000)
                                                                        ===================    =====================
                                                                        $         (485,000)    $           (467,000)
                Net loss allocable to the Partnership
                                                                        ===================    =====================
                Net loss recorded by the Partnership                    $         (459,000)    $           (483,000)
                                                                        ===================    =====================

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                         2006                     2005
                                                               ----------------------      ------------------
        Revenues                                               $           2,508,000       $       2,433,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   646,000                 669,000
          Depreciation and amortization                                      927,000                 930,000
          Operating expenses                                               1,667,000               1,538,000
                                                               ----------------------      ------------------
        Total expenses                                                     3,240,000               3,137,000
                                                               ----------------------      ------------------

        Net loss                                               $            (732,000)               (704,000)
                                                               ======================      ==================
                                                               $            (727,000)      $        (701,000)
        Net loss allocable to the Partnership
                                                               ======================      ==================
        Net loss recorded by the Partnership                   $            (688,000)      $        (699,000)
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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

     (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $511,949, $497,364, $482,779 and $468,194 as of December 31, 2006,
          September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

     (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $76,523, $75,253, $73,983, and $72,713 as of December 31, 2006,
          September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

     (c) An annual asset management fee is an amount equal to 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's Investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,517 were incurred during each of the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $35,034. Management fees of $52,551 were

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly periods ended June 30, 2006, September 30, 2006 and
                                December 31, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

          incurred during each of the nine months ended December 31, 2006 and 2005. The Partnership paid the General Partner or its affiliates $ 0 of those fees during the three months ended June 30, 2006 and 2005. For each of the six months ended September 30, 2006 and 2005 the Partnership paid $0, of those fees. For the nine months ended December 31, 2006 and 2005, the Partnership paid $6,250 and $0, respectively, of those fees.

     (d) A subordinated disposition fee is an amount equal to 1% of the sales price of any real estate sold. Payment of this fee is subordinated to the limited partners who receive a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were earned for the periods presented.

     (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were approximately $0 and $5,291 during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005 the Partnership reimbursed operating expenses of approximately $5,402 and $7,780, respectively. For the nine months ended December 31, 2006 and 2005, operating expense reimbursements were $11,453 and $15,077, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2006       September 30,         December 31,        March 31, 2006
                                                                        2006                 2006
                                              ----------------    -----------------    -----------------     ---------------
       Accrued asset management fees          $       365,226     $        382,743     $        394,010      $      347,709
       Expenses paid by the General
       Partners    or   an affiliates
       on           behalf of the
       Partnership                                    451,528              451,510              446,946             450,664
                                              ----------------    -----------------    -----------------     ---------------
       Total                                  $       816,754     $        834,253     $        840,956      $      798,373
                                              ================    =================    =================     ===============

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

The Partnership had made advances which were used to facilitate timely escrow payments. No such advances were made to the Local Limited Partnerships during the quarterly periods ended June 30, 2006, September 30, 2006 and December 31,
2006. As  of  December  31,  2006,   total  advances  made  to  Local  Limited
Partnerships were $880,916, all of which have been reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2006 consisted primarily of $126,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $9,237,000. Liabilities at June 30, 2006 consisted of $817,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at September 30, 2006 consisted primarily of $174,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $8,992,000. Liabilities at September 30, 2006 consisted of $834,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

The Partnership's assets at December 31, 2006 consisted primarily of $162,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $8,746,000. Liabilities at December 31, 2006 consisted of $841,000 of accrued annual asset management fees and reimbursement for expenses paid by the General Partner and/or its affiliates.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership's net loss for the three months ended June 30, 2006 was $(823,000), reflecting a decrease of approximately $227,000 from the net loss of $(1,050,000) for the three months ended June 30, 2005. The decrease was primarily due to the decrease in impairment loss of $199,000. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was a decrease of $22,000 in bad debt expense for the three months ended June 30, 2006 due to an advance being made during the three months ended June 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended June 30, 2006. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. There was also a decrease of equity in losses of Local Limited Partnerships of $5,000 to $(229,000) for the three months ended June 30, 2006 from $(234,000) for the three months ended June 30, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The other operating expenses also decreased by $1,300.

Three  Months  Ended  September  30,  2006  Compared to the Three  Months  Ended
September  30,  2005  The  Partnership's  net loss for the  three  months  ended
September 30, 2006 was $(214,000), reflecting a decrease of approximately $77,000 from the net loss of $(291,000) for the three months ended September 30, 2005. There was a decrease of equity in losses of Local Limited Partnerships of $20,000 to $(229,000) for the three months ended September 30, 2006 from $(249,000) for the three months ended September 30, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. There was a decrease of $25,000 in bad debt expense for the three months ended September 30, 2006 due to an advance being made during the three months ended September 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the three months ended September 30, 2006. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. The reporting fee income increased by $36,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses increased by $(2,000) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, as discussed above with the June comparison the accounting expense difference is a timing issue. The other operating expenses increased by $(2,000).

Six Months Ended September 30, 2006 Compared to the Six Months Ended September 30, 2005 The Partnership's net loss for the six months ended September 30, 2006 was $(1,038,000), reflecting a decrease of approximately $303,000 from the net loss of $(1,341,000) for the six months ended September 30, 2005. The decrease in net loss was due to the decrease in impairment loss of $199,000. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. In addition to the decrease in impairment loss there was a decrease of equity in losses of Local Limited Partnerships of $24,000 to $(459,000) for the six months ended September 30, 2006 from $(483,000) for the six months ended September 30, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. There was a decrease of $46,000 in bad debt expense for the six months ended September 30, 2006 due to an advance being made during the six months ended September 30, 2005 and reserved for in the same quarter compared to $0 advanced and reserved in the six months ended September 30, 2006. A Local Limited Partnership was experiencing some operations issues and the Partnership advanced the funds that were necessary. The reporting fee income increased by $36,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally the accounting and legal expenses increased by $(3,000) for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing issue of accounting work being performed.

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005 The Partnership's net loss for the three months ended December 31, 2006 was $(264,000), reflecting an increase of approximately $(8,000) from the net loss of $(256,000) for the three months ended December 31, 2005. The accounting and legal expenses decreased by $5,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, the accounting expense difference is a timing issue. That decrease was off-set by a $(13,000) increase in equity in losses of Local Limited Partnerships for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005 The Partnership's net loss for the nine months ended December 31, 2006 was $(1,302,000), reflecting a decrease of approximately $295,000 from the net loss of $(1,597,000) for the nine months ended December 31, 2005. The decrease in net loss was primarily due to the $285,000 decrease in loss from operations that increase consisted of a decrease in impairment loss of $199,000. The impairment loss can vary each year depending on the annual decrease in tax credits allocated to the fund and the current estimated residual value of the investments compared to the current carrying value of each of the investments. There was also a decrease of $47,000 in bad debt expense for the nine months ended December 31, 2006 due to an advance being made during the nine months ended December 31, 2005 and reserved for in the same nine month period compared to $0 advanced and reserved for the nine months ended December 31, 2006. The reporting fee income increased by $36,000 for the nine months ended December 31,

2006 compared to the nine months ended December 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The accounting and legal expenses decreased by $2,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the timing issue of accounting work being performed. There was a decrease of equity in losses of Local Limited Partnerships by $11,000 to $(688,000) for the nine months ended December 31, 2006 from $(699,000) for the nine months ended December 31, 2005. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships.

Capital Resources and Liquidity

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 Net cash provided during the three months ended June 30, 2006 was $100, compared to net cash used during the three months ended June 30, 2005 of $(27,000), reflecting a change of $27,100 due primarily to $22,000 being advanced to a Local Limited Partnership during the three months ended June 30, 2005 compared to $0 being advanced during the three months ended June 30, 2006. During the three months June 30, 2006 the Partnership did not reimburse the General Partner or its affiliates for expenses that were paid on its behalf compared to the $4,000 that was reimbursed during the three months ended June 30, 2005.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005 Net cash provided during the six months ended September 30, 2006 was $49,000 compared to net cash used during the six months ended September 30, 2005 of $(36,000), reflecting a change of $85,000. During the six months ended September 30, 2005 the Partnership advanced $46,000 to a Local Limited Partnership that was experiencing operational issues compared to no advances being made during the six months ended September 30, 2005 compared to $0 being advanced in the six months ended September 30, 2006. During the six months ended September 30, 2006 the Partnership collected $36,000 more reporting fees than in the six months ended September 30, 2005. During the six months ended September 30, 2006 the Partnership reimbursed the General Partner or an affiliate $5,000 for expenses paid on its behalf compared to $7,000 being reimbursed during the six months ended September 30, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005 Net cash provided during the nine months ended December 31, 2006 was $37,000, compared to net cash used during the nine months ended December 31, 2005 of $(33,000), reflecting a change of $70,000. During the nine months ended December 31, 2005 the Partnership advanced $46,000 to a Local Limited Partnership that was experiencing operational issues compared to no advances being made during the nine months ended December 31, 2005 compared to $0 being advanced in the nine months ended December 31, 2006. During the nine months ended December 31, 2006 the Partnership collected $36,000 more reporting fees than in the nine months ended December 31, 2005. During the nine months ended December 31, 2006 the Partnership reimbursed the General Partner or an affiliate $5,000 for expenses paid on its behalf and accrued asset management fees compared to $15,000 being reimbursed during the nine months ended December 31, 2005.


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

          Changes   in   internal   controls.There   were  no   changes  in  the
          Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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