Form 10-K
period 2007-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-19
CIK 1036500

UNITED STATES

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the fiscal year ended March, 31, 2004
                    For the fiscal year ended March, 31, 2005
                    For the fiscal year ended March, 31, 2006
                    For the fiscal year ended March, 31, 2007

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-24855


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         California                                               33-0745418
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               17782 Sky Park Circle,                            92614-6404
               Irvine, CA                                        (zip code)
               (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

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

                                      NONE

PART I.

ITEM 1.  BUSINESS

ORGANIZATION

WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership") is a California limited partnership formed under the laws of the State of California on March 3, 1997 has commenced operations on August 29, 1997. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which owns multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

Pursuant to a registration statement Prospectus and Supplements thereto, filed with the U.S. Securities and Exchange Commission on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest("Partnership Units"), at a price of $1,000 per Partnership Unit. Since inception, the Partnership has received and accepted subscriptions for 25,000 Partnership Units in the amount of $24,918,175, net of dealer and volume discounts of $81,825. Holders of Partnership Units are referred to herein as "Limited Partners."

The Partnership shall continue in full force and effect until December 31, 2052 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

DESCRIPTION OF BUSINESS

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low income housing and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, dated March 3, 1997 as amended on August 29, 1997 ("Partnership Agreement"), will be accomplished promptly at the end of the Compliance Period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the Local General Partner will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Tax Credits.

The Partnership invested in fifteen Local Limited Partnerships, none of which had been sold or otherwise disposed as of March 31, 2007, 2006, 2005 and 2004. Each of these Local Limited Partnerships owns a single Housing Complex that was eligible for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. As of March 31, 2007, no Housing Complexes have been sold or selected for disposition. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the fifteen Housing Complexes as of the dates or for the periods indicated:

                                                         ------------------------------ --------------------------------------------
                                                              AS OF MARCH 31, 2007                  AS OF DECEMBER 31, 2006
                                                         ------------------------------ --------------------------------------------
                                                                                                       ESTIMATED
                                                                                                       AGGREGATE
                                                           PARTNERSHIP'S                              LOW INCOME        MORTGAGE
                                                         TOTAL INVESTMENT  AMOUNT OF                    HOUSING        BALANCES OF
  LOCAL LIMITED                          GENERAL         IN LOCAL LIMITED  INVESTMENT    NUMBER  OCCU-    TAX         LOCAL LIMITED
PARTNERSHIP NAME    LOCATION          PARTNER NAME         PARTNERSHIPS   PAID TO DATE  OF UNITS PANCY  CREDITS (1)   PARTNERSHIPS
--------------------------------------------------------------------------------------- --------------------------------------------

Apartment Housing   Theodore,     Apartment Developers,
of Theodore         Alabama       Inc. and Thomas H.       $ 1,187,000   $ 1,187,000      40      80%   $ 1,855,000     $ 1,098,000
                                  Cooksey

Austin Gateway,     Austin,       Gary L. Kersch               131,000       131,000      10     100%       225,000         354,000
Ltd.                Texas

Bradley Villas      Bradley,
Limited             Arkansas      Horizon Bank                 501,000       501,000      20     100%       806,000         523,000
Partnership

Chillicothe Plaza   Chillicothe,  MBL Development Co.          972,000       972,000      28      86%     1,524,000         629,000
Apts. L.P.          Missouri


Concord Apartment   Orlando,      New Communities, LLC, a
Partners, L.P.      Florida       Colorado limited             470,000       470,000      26     100%       853,000         260,000
                                  liability Company

El Reno Housing
Associates Limited  El Reno,      Cowen Properties, Inc.,
Partnership         Oklahoma      an Oklahoma Corporation    3,040,000     3,040,000     100      97%     4,406,000       2,463,000


Enhance, L.P.       Baton Rouge,  Olsen Securities Corp.       620,000       620,000      23      70%       899,000         596,000
                    Louisiana

Hillcrest           Marshalltown, WNC & Associates             609,000       609,000      32      94%       997,000         502,000
Heights, L.P.       Iowa


Hughes Villas       Hughes,       Billy Wayne Bunn             182,000       182,000      20      90%       334,000         741,000
Limited             Arkansas
Partnership


                                                         ------------------------------ --------------------------------------------
                                                              AS OF MARCH 31, 2007                  AS OF DECEMBER 31, 2006
                                                         ------------------------------ --------------------------------------------
                                                                                                       ESTIMATED
                                                                                                       AGGREGATE
                                                           PARTNERSHIP'S                              LOW INCOME        MORTGAGE
                                                         TOTAL INVESTMENT  AMOUNT OF                    HOUSING        BALANCES OF
  LOCAL LIMITED                          GENERAL         IN LOCAL LIMITED  INVESTMENT    NUMBER  OCCU-    TAX         LOCAL LIMITED
PARTNERSHIP NAME    LOCATION          PARTNER NAME         PARTNERSHIPS   PAID TO DATE  OF UNITS PANCY  CREDITS (1)   PARTNERSHIPS
--------------------------------------------------------------------------------------- --------------------------------------------

Mansur Wood Living  Carbon Cliff, Elderly Living
Center, L.P.        Illinois      Development, Inc.          6,531,000     6,531,000     115      90%     8,953,000       3,623,000

Mark Twain Senior
Community Limited   Oakland,      Thomas P. Lam and
Partnership         California    Marilyn S. Lam               740,000       740,000     106      95%     1,132,000       1,346,000

Murfreesboro Villas Murfreesboro, Murfreesboro Industrial
Limited Partnership Arkansas      Development Corporation      685,000       685,000      24      96%     1,038,000         717,000

Spring Valley       Mayer,        Spring Valley Terrace,
Terrace Apartments, Arizona       Inc.                         716,000       716,000      20      95%     1,102,000         780,000
LLC

United Development  Memphis,      Harold E. Buehler, Sr.
Co., L.P. - 97.1    Tennessee     and Jo Ellen Buehler       1,845,000     1,845,000      40     100%     2,693,000         846,000

United Development  Memphis,      Harold E. Buehler, Sr.
 Co., L.P. - 97.2   Tennessee     and Jo Ellen Buehler         743,000       743,000      20      95%     1,061,000         355,000
                                                            ----------    ----------    ----     ----   -----------      ----------
                                                          $ 18,972,000  $ 18,972,000     624      93%  $ 27,878,000     $14,833,000
                                                            ==========    ==========    ====     ====   ===========      ==========

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.
Approximately 74% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.


                                                --------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2006
                                                --------------------------------------------------------------------
                                                                                            LOW INCOME HOUSING TAX
                                                                                             CREDITS ALLOCATED TO
        LOCAL LIMITED PARTNERSHIP NAME               RENTAL INCOME          NET LOSS              PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                           $ 157,000        $ (50,000)                    98.99%

Austin Gateway, Ltd.                                       59,000          (25,000)                    99.98%

Bradley Villas Limited Partnership                         66,000          (32,000)                    99.00%

Chillicothe Plaza Apts. L.P.                               98,000           (8,000)                    99.97%

Concord Apartment Partners, L.P.                          113,000           (9,000)                    99.98%

El Reno Housing Associates Limited Partnership            517,000         (162,000)                    99.98%

Enhance, L.P.                                              86,000          (48,000)                    99.98%

Hillcrest Heights, L.P.                                   177,000          (11,000)                    99.99%

Hughes Villas Limited Partnership                         110,000          (27,000)                    99.00%

Mansur Wood Living Center, L.P.                           669,000         (355,000)                    98.99%

Mark Twain Senior Community Limited Partnership           549,000          (76,000)                    98.99%

Murfreesboro Villas Limited Partnership                    92,000          (34,000)                    99.00%

Spring Valley Terrace Apartments, LLC                      61,000          (57,000)                    99.98%

United Development Co., L.P. - 97.1                       327,000          (58,000)                    99.98%

United Development Co., L.P. - 97.2                       122,000          (24,000)                    99.98%
                                                       ----------        ----------
                                                       $3,203,000        $(976,000)
                                                       ==========        ==========



                                                                   -----------------------------------
                                                                          AS OF MARCH 31, 2006
                                                                   -----------------------------------
                                                                      PARTNERSHIP'S
                                                                    TOTAL INVESTMENT      AMOUNT OF
      LOCAL LIMITED                                                 IN LOCAL LIMITED     INVESTMENT
    PARTNERSHIP NAME      LOCATION       GENERAL PARTNER NAME          PARTNERSHIPS     PAID TO DATE
------------------------------------------------------------------------------------------------------

Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                          $ 1,187,000     $ 1,187,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                       131,000         131,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                         501,000         501,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                            972,000         972,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                    470,000         470,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                 3,040,000       3,040,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                           620,000         620,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                                609,000         609,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                            182,000         182,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                  6,531,000       6,531,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                   740,000         740,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation              685,000         685,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                                 716,000         716,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler               1,845,000       1,845,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler                 743,000         743,000
                                                                              -------         -------

                                                                          $18,972,000     $18,972,000
                                                                          ===========     ===========



                                                                      --------------------------------------------------------
                                                                                      AS OF DECEMBER 31, 2005
                                                                      --------------------------------------------------------
                                                                                                ESTIMATED         MORTGAGE
                                                                                              AGGREGATE LOW      BALANCES OF
      LOCAL LIMITED                                                     NUMBER                INCOME HOUSING    LOCAL LIMITED
    PARTNERSHIP NAME      LOCATION       GENERAL PARTNER NAME          OF UNITS   OCCUPANCY   TAX CREDITS (1)   PARTNERSHIPS
--------------------------------------------------------------------  --------------------------------------------------------

Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                             40         90%       $ 1,855,000     $ 1,110,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                      10        100%           225,000         363,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                        20        100%           806,000         524,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                           28        100%         1,524,000         649,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                   26        100%           853,000         264,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                 100         94%         4,406,000       2,488,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                          23         96%           899,000         604,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                               32         97%           997,000         514,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                           20         95%           334,000         745,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                  115         92%         8,953,000       3,725,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                 106         94%         1,132,000       1,366,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation             24         96%         1,038,000         691,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                                20         75%         1,102,000         714,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler                40         90%         2,693,000         858,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler                20        100%         1,061,000         359,000
                                                                      ---------        ----       -----------     -----------

                                                                            624         95%      $ 27,878,000     $14,974,000
                                                                      =========        ====       ===========     ===========


(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing
Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 68% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.




                                                --------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2005
                                                --------------------------------------------------------------------
                                                                                            LOW INCOME HOUSING TAX
        LOCAL LIMITED PARTNERSHIP NAME                                                       CREDITS ALLOCATED TO
                                                     RENTAL INCOME          NET LOSS              PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                                $  163,000        $ (44,000)                    98.99%

Austin Gateway, Ltd.                                             69,000          (36,000)                    99.98%

Bradley Villas Limited Partnership                               63,000          (33,000)                    99.00%

Chillicothe Plaza Apts. L.P.                                    102,000          (22,000)                    99.97%

Concord Apartment Partners, L.P.                                112,000          (27,000)                    99.98%

El Reno Housing Associates Limited Partnership                  490,000         (181,000)                    99.98%

Enhance, L.P.                                                    74,000          (51,000)                    99.98%

Hillcrest Heights, L.P.                                         152,000          (12,000)                    99.99%

Hughes Villas Limited Partnership                               111,000          (35,000)                    99.00%

Mansur Wood Living Center, L.P.                                 687,000         (219,000)                    98.99%

Mark Twain Senior Community Limited Partnership                 559,000          (21,000)                    98.99%

Murfreesboro Villas Limited Partnership                          94,000          (51,000)                    99.00%

Spring Valley Terrace Apartments, LLC                            56,000          (44,000)                    99.98%

United Development Co., L.P. - 97.1                             250,000         (111,000)                    99.98%

United Development Co., L.P. - 97.2                             108,000          (51,000)                    99.98%
                                                             ----------        ---------

                                                             $3,090,000        $(938,000)
                                                             ==========        =========


                                                                   -----------------------------------
                                                                          AS OF MARCH 31, 2005
                                                                   -----------------------------------
                                                                      PARTNERSHIP'S
                                                                    TOTAL INVESTMENT      AMOUNT OF
      LOCAL LIMITED                                                 IN LOCAL LIMITED     INVESTMENT
    PARTNERSHIP NAME      LOCATION       GENERAL PARTNER NAME          PARTNERSHIPS     PAID TO DATE
------------------------------------------------------------------------------------------------------

Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                           $1,187,000      $1,187,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                       131,000         131,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                         501,000         501,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                            972,000         972,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                    470,000         470,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                 3,040,000       3,040,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                           620,000         620,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                                609,000         609,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                            182,000         182,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                  6,531,000       6,531,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                   740,000         740,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation              685,000         685,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                                 716,000         716,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler               1,845,000       1,845,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler                 743,000         743,000
                                                                          -----------     -----------

                                                                          $18,972,000     $18,972,000
                                                                          ===========     ===========


                                                                     --------------------------------------------------------
                                                                                     AS OF DECEMBER 31, 2004
                                                                     --------------------------------------------------------
                                                                                               ESTIMATED         MORTGAGE
                                                                                             AGGREGATE LOW      BALANCES OF
      LOCAL LIMITED                                                    NUMBER                INCOME HOUSING    LOCAL LIMITED
    PARTNERSHIP NAME      LOCATION       GENERAL PARTNER NAME         OF UNITS   OCCUPANCY   TAX CREDITS (1)   PARTNERSHIPS
-------------------------------------------------------------------  --------------------------------------------------------

Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                            40         98%      $  1,855,000      $1,121,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                     10         92%           225,000         371,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                       20         95%           806,000         526,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                          28         93%         1,524,000         669,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                  26         88%           853,000         266,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                100         90%         4,406,000       2,511,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                         23         74%           899,000         612,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                              32         81%           997,000         541,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                          20         90%           334,000         748,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                 115         95%         8,953,000       3,820,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                106         94%         1,132,000       1,385,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation            24         88%         1,038,000         693,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                               20         90%         1,102,000         716,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler               40         98%         2,693,000         859,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler               20        100%         1,061,000         361,000
                                                                     ---------       -----       -----------     -----------

                                                                           624         92%      $ 27,878,000     $15,199,000
                                                                     =========       =====       ===========     ===========


(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing
Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 54% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.




                                                --------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2004
                                                --------------------------------------------------------------------
                                                                                             LOW INCOME HOUSING TAX
                                                                                               CREDITS ALLOCATED TO
        LOCAL LIMITED PARTNERSHIP NAME                     RENTAL INCOME          NET LOSS              PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                                $  165,000      $   (58,000)                    98.99%

Austin Gateway, Ltd.                                             60,000          (26,000)                    99.98%

Bradley Villas Limited Partnership                               56,000          (50,000)                    99.00%

Chillicothe Plaza Apts. L.P.                                     98,000          (14,000)                    99.97%

Concord Apartment Partners, L.P.                                111,000           (7,000)                    99.98%

El Reno Housing Associates Limited Partnership                  466,000         (167,000)                    99.98%

Enhance, L.P.                                                    75,000          (49,000)                    99.98%

Hillcrest Heights, L.P.                                         151,000          (33,000)                    99.99%

Hughes Villas Limited Partnership                                94,000          (27,000)                    99.00%

Mansur Wood Living Center, L.P.                                 669,000         (481,000)                    98.99%

Mark Twain Senior Community Limited Partnership                 555,000          (58,000)                    98.99%

Murfreesboro Villas Limited Partnership                          70,000          (46,000)                    99.00%

Spring Valley Terrace Apartments, LLC                            64,000          (40,000)                    99.98%

United Development Co., L.P. - 97.1                             313,000          (91,000)                    99.98%

United Development Co., L.P. - 97.2                             118,000          (62,000)                    99.98%
                                                             ----------      -----------

                                                             $3,065,000      $(1,209,000)
                                                             ==========      ===========



                                                                   -----------------------------------
                                                                          AS OF MARCH 31, 2004
                                                                   -----------------------------------
                                                                      PARTNERSHIP'S
                                                                    TOTAL INVESTMENT      AMOUNT OF
      LOCAL LIMITED                                                 IN LOCAL LIMITED     INVESTMENT
    PARTNERSHIP NAME      LOCATION       GENERAL PARTNER NAME          PARTNERSHIPS     PAID TO DATE
------------------------------------------------------------------------------------------------------

Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                          $ 1,187,000     $ 1,187,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                       131,000         131,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                         501,000         501,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                            972,000         972,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                    470,000         470,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                 3,040,000       2,901,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                           620,000         620,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                                609,000         609,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                            182,000         182,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                  6,531,000       6,531,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                   740,000         715,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation              685,000         685,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                                 716,000         716,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler               1,845,000       1,845,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler                 743,000         743,000
                                                                          -----------     -----------

                                                                          $18,972,000     $18,808,000
                                                                          ===========     ===========



                                                                     --------------------------------------------------------
                                                                                     AS OF DECEMBER 31, 2003
                                                                     --------------------------------------------------------
                                                                                               ESTIMATED         MORTGAGE
                                                                                             AGGREGATE LOW      BALANCES OF
      LOCAL LIMITED                                                    NUMBER                INCOME HOUSING    LOCAL LIMITED
    PARTNERSHIP NAME      LOCATION       GENERAL PARTNER NAME         OF UNITS   OCCUPANCY   TAX CREDITS (1)   PARTNERSHIPS
-------------------------------------------------------------------  --------------------------------------------------------

Apartment Housing of      Theodore,      Apartment Developers,
Theodore                  Alabama        Inc. and Thomas H.
                                         Cooksey                            40         93%       $ 1,855,000     $ 1,130,000

Austin Gateway, Ltd.      Austin,
                          Texas          Gary L. Kersch                     10         92%           225,000         377,000

Bradley Villas Limited    Bradley,
Partnership               Arkansas       Horizon Bank                       20         95%           806,000         527,000

Chillicothe Plaza Apts.   Chillicothe,   MBL Development Co.
L.P.                      Missouri                                          28         86%         1,524,000         688,000

Concord Apartment         Orlando,       New Communities, LLC, a
Partners, L.P.            Florida        Colorado limited
                                         liability Company                  26        100%           853,000         272,000

El Reno Housing           El Reno,       Cowen Properties, Inc.,
Associates Limited        Oklahoma       an Oklahoma Corporation
Partnership                                                                100         93%         4,406,000       2,339,000

Enhance, L.P.             Baton Rouge,   Olsen Securities Corp.
                          Louisiana                                         23         70%           899,000         620,000

Hillcrest Heights, L.P.   Marshalltown,  WNC & Associates
                          Iowa                                              32        100%           997,000         553,000

Hughes Villas Limited     Hughes,        Billy Wayne Bunn
Partnership               Arkansas                                          20         95%           334,000         752,000

Mansur Wood Living        Carbon Cliff,  Elderly Living
Center, L.P.              Illinois       Development, Inc.                 115         79%         8,953,000       3,909,000

Mark Twain Senior         Oakland,       Thomas P. Lam and
Community Limited         California     Marilyn S. Lam
Partnership                                                                106         91%         1,132,000       1,402,000

Murfreesboro Villas       Murfreesboro,  Murfreesboro Industrial
Limited Partnership       Arkansas       Development Corporation            24         88%         1,038,000         663,000

Spring Valley Terrace     Mayer, Arizona Spring Valley Terrace,
Apartments, LLC                          Inc.                               20         70%         1,102,000         719,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.1               Tennessee      and Jo Ellen Buehler               40         98%         2,693,000         869,000

United Development Co.,   Memphis,       Harold E. Buehler, Sr.
L.P. - 97.2               Tennessee      and Jo Ellen Buehler               20         95%         1,061,000         365,000
                                                                     ---------         ---       -----------     -----------

                                                                           624         90%      $ 27,878,000     $15,185,000
                                                                     =========         ===       ===========     ===========


(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing
Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 44% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.




                                                --------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2003
                                                --------------------------------------------------------------------
                                                                                            LOW INCOME HOUSING TAX
                                                                                             CREDITS ALLOCATED TO
        LOCAL LIMITED PARTNERSHIP NAME               RENTAL INCOME          NET LOSS              PARTNERSHIP
--------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                                $  158,000      $   (65,000)                    98.99%

Austin Gateway, Ltd.                                             52,000          (26,000)                    99.98%

Bradley Villas Limited Partnership                               65,000          (33,000)                    99.00%

Chillicothe Plaza Apts. L.P.                                     99,000           (6,000)                    99.97%

Concord Apartment Partners, L.P.                                108,000          (12,000)                    99.98%

El Reno Housing Associates Limited Partnership                  468,000         (205,000)                    99.98%

Enhance, L.P.                                                    73,000          (61,000)                    99.98%

Hillcrest Heights, L.P.                                         160,000           (4,000)                    99.99%

Hughes Villas Limited Partnership                                82,000          (40,000)                    99.00%

Mansur Wood Living Center, L.P.                                 632,000         (527,000)                    98.99%

Mark Twain Senior Community Limited Partnership                 572,000          (51,000)                    98.99%

Murfreesboro Villas Limited Partnership                          52,000          (58,000)                    99.00%

Spring Valley Terrace Apartments, LLC                            45,000          (57,000)                    99.98%

United Development Co., L.P. - 97.1                             324,000          (58,000)                    99.98%

United Development Co., L.P. - 97.2                             116,000          (38,000)                    99.98%
                                                             ----------      -----------

                                                             $3,006,000      $(1,241,000)
                                                             ==========      ===========


                                                              24

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF OF EQUITY SECURITIES

ITEM 5a.

a) The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)    At March 31, 2007, 2006, 2005 and 2004, there were 1,409, 1,404, 1,387, and 1,366 Limited Partners, respectively, and 53, 51, 48, and 26, assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement.

d) No securities are authorized for issuance by the Partnership under equity compensation plans.

e)    The Partnership does not issue common stock

f) No unregistered securities were sold by the Partnership during the years ended March 31, 2007, 2006, 2005 and 2004.

ITEM 5b. USE OF PROCEEDS

NOT APPLICABLE

ITEM 5c. PURCHASES OF EQUITY SECURITIES BY THE ISSUERS AND AFFILIATED PURCHASERS

NONE



ITEM 6.  SELECTED FINANCIAL DATA

Selected balance sheet information for the Partnership is as follows:

                                                             FOR THE YEARS ENDING MARCH 31,
                           ------------------------------------------------------------------------------------------------------

                              2007         2006         2005         2004         2003         2002         2001          2000
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

ASSETS
Cash                       $   143,541  $   125,887  $   157,680  $    17,196  $    22,868  $     1,288  $    90,481  $   574,137
Funds held in escrow
 disbursement acccount              --           --           --      209,711      208,778      204,125      256,649      243,595
Marketable securities               --           --           --           --           --           --           --       50,073
Investments in Local
 Limited Partnerships,
 net                         8,470,127   10,041,847   11,792,881   13,614,334   15,089,794   16,200,256   17,555,917   19,293,654
Other assets                        --           --       11,114       11,114       11,114       11,113       18,822       23,798
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

    TOTAL ASSETS           $ 8,613,668  $10,167,734  $11,961,675  $13,852,355  $15,332,554  $16,416,782  $17,921,869  $20,185,257
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


LIABILITIES
Payables to Local
 Limited Partnerships      $        --  $        --  $        --  $   163,671  $   180,471  $   229,030  $   229,030  $   272,207
Accrued fees and expenses
 due to General Partner
 and affiliates                866,873      798,373      729,058      643,362      526,470      169,478       66,298      123,718
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

    TOTAL LIABILITIES          866,873      798,373      729,058      807,033      706,941      398,508      295,328      395,925

PARTNERS' EQUITY             7,746,795    9,369,361   11,232,617   13,045,322   14,625,613   16,018,274   17,626,541   19,789,332
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

   TOTAL LIABILITIES AND
       PARTNERS' EQUITY    $ 8,613,668  $10,167,734  $11,961,675  $13,852,355  $15,332,554  $16,416,782  $17,921,869  $20,185,257
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========





Selected results of operations, cash flows and other information for the Partnership are as follows:

                                                             FOR THE YEARS ENDING MARCH 31,
                           ------------------------------------------------------------------------------------------------------

                              2007         2006         2005         2004         2003         2002         2001          2000
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Net loss from operations
 (Notes 1 and 2)           $  (674,807) $  (935,955) $  (640,583) $  (325,285) $  (351,477) $  (253,400) $  (385,983) $  (588,597)
Realized loss -
 marketable securities              --           --           --           --           --           --           --     (188,483)
Equity in losses from
 Local Limited Partnerships   (948,430)    (927,925)  (1,176,616)  (1,256,060)  (1,045,926)  (1,365,625)  (1,803,882)  (1,139,225)
Interest income                    671          624        4,494        1,054        4,742       10,758       27,074      130,017
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
NET LOSS                   $(1,622,566) $(1,863,256) $(1,812,705) $(1,580,291) $(1,392,661) $(1,608,267) $(2,162,791) $(1,786,288)
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

NET LOSS ALLOCATED TO:
   General Partner         $   (16,226) $   (18,632) $   (18,127) $   (15,803) $   (13,927) $   (16,083) $   (21,628) $   (17,863)
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

   Limited Partners        $(1,606,340) $(1,844,624) $(1,794,578) $(1,564,488) $(1,378,734) $(1,592,184) $(2,141,163) $(1,768,425)
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

NET LOSS PER PARTNERSHIP
   UNIT                    $    (64.25) $    (73.78) $    (71.78) $    (62.58) $    (55.15) $    (63.69) $    (85.65) $    (70.74)
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

OUTSTANDING WEIGHTED
   PARTNERSHIP UNITS            25,000       25,000       25,000       25,000       25,000       25,000       25,000       25,000
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Note 1 - Loss from operations for the years ended March 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 include a charge for impairment losses on investments in Local Limited Partnerships of $559,870, $759,132, $580,301, $154,864, $0, $0, $0, and $0,
respectively. (See Note 2 to the financial statements.)

Note 2 - Loss from operations for the years ended March 31, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000 include a recovery of bad debt income of $0, $0, $118,272, $0, $0, $0 and $0, respectively. (See Note 6 to the financial statements)



                                                             FOR THE YEARS ENDING MARCH 31,
                           ------------------------------------------------------------------------------------------------------

                              2007         2006         2005         2004         2003         2002         2001          2000
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

NET CASH PROVIDED BY
   (USED IN):

   Operating activities    $    17,654  $   (31,793) $   (23,828) $    12,061  $  (13,473)  $   (17,046) $   (59,867) $  (209,600)
   Investing activities             --           --      164,312      (17,733)     35,053       (72,147)    (423,789)  (2,248,991)
   Financing activities             --           --           --           --           --           --           --      (70,401)
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------


NET CHANGE IN CASH              17,654      (31,793)     140,484       (5,672)      21,580      (89,193)    (483,656)  (2,528,992)

CASH, BEGINNING
  OF PERIOD                    125,887      157,680       17,196       22,868        1,288       90,481      574,137    3,103,129
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

CASH, END OF PERIOD        $   143,541  $   125,887  $   157,680  $    17,196  $    22,868  $     1,288  $    90,481  $   574,137
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

                               2006        2005         2004          2003        2002         2001         2000          1999
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Federal                    $       107  $       111  $       111  $       112  $       110  $       111  $        84  $        48
State                               --           --           --           --           --           --           --           --
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total                      $       107  $       111  $       111  $       112  $       110  $       111  $        84  $        48
                           ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnerhip's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

CRITICAL ACCOUNTING POLICIES AND CERTAIN RISKS AND UNCERTAINTIES

The Partnership believes that the following discussion addresses the Partnership's most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

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

METHOD OF ACCOUNTING FOR INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3 to the financial statements)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are impaired.

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

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners.

INCOME TAXES

No provision for income taxes has been recorded in the financial statements as any liabilities and/or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

CERTAIN RISKS AND UNCERTAINTIES

See Item 1A for a discussion of risks regarding the Partnership.

To date, certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be lost, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

FINANCIAL CONDITION

FOR THE YEAR ENDED MARCH 31, 2007

The Partnership's assets at March 31, 2007 consisted primarily of $144,000 in cash, and aggregate investments in 15 Local Limited Partnerships of $8,470,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2007 primarily consisted of $867,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2006

The Partnership's assets at March 31, 2006 consisted primarily of $126,000 in cash, and aggregate investments in 15 Local Limited Partnerships of $10,042,000 (See "Method of Accounting for Investments in Local Limited Partnerships"). Liabilities at March 31, 2006 primarily consisted of $798,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2005

The Partnership's assets at March 31, 2005 consisted primarily of $158,000 in cash, aggregate investments in 15 Local Limited Partnerships of $11,793,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and $11,000 in other assets. Liabilities at March 31, 2005 primarily consisted of $729,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

FOR THE YEAR ENDED MARCH 31, 2004

The Partnership's assets at March 31, 2004 consisted primarily of $17,000 in cash, $210,000 in funds being held in escrow, aggregate investments in 15 Local Limited Partnerships of $13,614,000 (See "Method of Accounting for Investments in Local Limited Partnerships") and $11,000 in other assets. Liabilities at March 31, 2004 primarily consisted of $164,000 of estimated future capital contributions to the Local Limited Partnerships and $643,000 of accrued annual management fees and advances payable to the General Partner and/or its affiliates. (See "Future Contractual Cash Obligations" below)

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006 The Partnership's net loss for the year ended March 31, 2007 was $(1,623,000), reflecting a decrease of $240,000 from the net loss experienced for the year ended March 31, 2006 of $(1,863,000). That decrease in net loss was largely due to a decrease in loss from operations of $261,000. The change in loss from operations is due to a $199,000 decrease in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments to the Partnership. During the year ended March 31, 2007 there was an advance for $20,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2007 compared to an advance during the year ended March 31, 2006 for $46,000 and fully reserved for in that year. The net difference of the reserves was the reason that bad debt decreased by $26,000. The accounting and legal expense increased by $(3,000) for the year ended March 31, 2007 compared to the year ended March 31, 2006, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $1,000 during the year ended March 31, 2007. Due to a majority of the accounting work being performed during the year ended March 31, 2008, the Partnership expects a large increase for the year ended March 31, 2008. Reporting fee income increased by $37,000 for the year ended March 31, 2007 due to the fact that Local Limited Partnerships pay the reporting fee to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The decrease in loss from operations was offset by an increase in the equity in losses of Local Limited Partnerships of $(21,000). The equity in losses from Local Limited Partnerships can vary year to year depending on the local economies of the individual properties.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005 The Partnership's net loss for the year ended March 31, 2006 was $(1,863,000), reflecting an increase of $(50,000) from the net loss experienced for the year ended March 31, 2005 of $(1,813,000). That increase was due to an increase in loss from operations of $(295,000). The change in loss from operations is largely due to a $(179,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments to the Partnership. During the year ended March 31, 2006 there were advances of $46,000 made to Local Limited Partnerships which was also reserved in full as of March 31, 2006 compared to advances during the year ended March 31, 2005 for $49,000 and fully reserved for in that year. The net difference of the reserves was the reason that bad debt decreased by $3,000. The accounting and legal expense increased by $2,000 for the year ended March 31, 2006 compared to the year ended March 31, 2005, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $3,000. During the year ended March 31, 2005 there was a $118,000 recovery of bad debt income compared to no bad debt recovery during the year ended March 31, 2006 (see Note 6 to the financial statements). Reporting fees decreased by $(2,000) for the year ended March 31, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The increase in loss from operations was offset by a large decrease in the equity in losses of Local Limited Partnerships of $249,000. The equity in losses from Local Limited Partnerships can vary year to year depending on the local economies of the individual properties. Interest income decreased by $(4,000) for the year ended March 31, 2006 compared to the year ended March 31, 2005.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004 The Partnership's net loss for the year ended March 31, 2005 was $(1,813,000), reflecting an increase of $(233,000) from the net loss experienced for the year ended March 31, 2004 of $(1,580,000). That increase was primarily due to an increase in loss from operations of $(316,000). The change in loss from operations is due to a $(425,000) increase in impairment loss. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments to the Partnership. During the year ended March 31, 2004 there were advances of $17,000 made to a Local Limited Partnership which was also reserved in full as of March 31, 2004 compared to advances during the year ended March 31, 2005 of $49,000 and fully reserved for in that year. The net difference of the reserves was the reason that bad debt increased by $(32,000). The accounting and legal expense decreased by $17,000 for the year ended March 31, 2005 compared to the year ended March 31, 2004, due to a timing issue of the accounting work being performed. During the year ended March 31, 2005 there was a $118,000 recovery of advances previously written off compared to no such recoveries during the year ended March 31, 2004. Reporting Fees increased by $7,000 for the year ended March 31, 2005 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. The increase in loss from operations was offset by a $79,000 decrease in the equity in losses of Local Limited Partnerships. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. Finally, interest income increased by $3,000 due to the Partnerships cash balances increasing.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003 The Partnership's net loss for the year ended March 31, 2004 was $(1,580,000), reflecting an increase of $(187,000) from the net loss experienced for the year ended March 31, 2003 of $(1,393,000). That increase was largely due to an increase in the equity in losses of Local Limited Partnerships of $(210,000). The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships. The large increase in equity in losses of Local Limited Partnerships was offset by a $26,000 decrease in loss from operations along with a $4,000 decrease in interest income. The change in loss from operations is due to a $(155,000) increase in impairment loss. During the year ended March 31, 2004 management adopted a new method to evaluate impairment whereby they compare each investment carrying amount to the sum of the remaining Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value of the investment to the Partnership and record an impairment loss for any determined difference. During the year ended March 31, 2004 there were advances for $17,000 made to Local Limited Partnerships which was also reserved in full as of March 31, 2004 compared to an advance during the year ended March 31, 2003 for $199,000 and fully reserved for in that year. The net difference of the reserves was the reason that bad debt decreased by $182,000. The accounting and legal expense decreased by $5,000 for the year ended March 31, 2004 compared to the year ended March 31, 2003, due to a timing issue of the accounting work being performed. The other operating expenses decreased by $2,000. Reporting fees decreased by $(5,000) and the distribution income decreased by $(2,000) for the year ended March 31, 2004 due to the fact that Local Limited Partnerships pay the reporting fee and distribution income to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002 The Partnership's net loss for the year ended March 31, 2003 was $(1,393,000), reflecting a decrease of $(215,000) from the net loss $(1,608,000) experienced for the year ended March 31, 2002. The change is primarily due to a decrease in equity in losses of Local Limited Partnerships of $(320,000) to $(1,046,000) for the year ended March 31, 2003 from $(1,366,000) for the year ended March 31, 2002 and an increase in operating expenses of $119,000. The increase in operating expenses is primarily due to an increase of $141,000 in advances to Local Limited Partnerships written off from March 31, 2002 to March 31, 2003 which was also offset by a decrease in other expenses of $46,000. The increase in advances written off is due to one Local Limited Partnership that needed advances and the Partnership deemed the advances as uncollectible. In addition to the increase in operating expenses, reporting fees increased by $18,000 offset by a decrease in interest income of $6,000 during the year ended March 31, 2003. The differences in the reporting fees are due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED MARCH 31, 2007 COMPARED TO YEAR ENDED MARCH 31, 2006 The net increase in cash during the year ended March 31, 2007 was $18,000 compared to a net decrease in cash for the year ended March 31, 2006 of $(32,000). The net change of $50,000 was due to the increase in net cash provided by operating activities of $50,000. For the year ended March 31, 2006 the Partnership collected $11,000 in receivables from the General Partner or an affiliate, compared to $0 being collected for the year ended March 31, 2007. During the year ended March 31, 2007 the Partnership advanced a Local Limited Partnership $20,000 compared to $46,000 that was advanced for the year ended March 31, 2006. That netted to a decrease in cash used for the year ended March 31, 2007 of $26,000. The advances were due to several Local Limited Partnerships experiencing cash flow issues. For the year ended March 31, 2007 the Partnership paid the General Partner or an affiliate approximately $18,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $15,000 paid for the year ended March 31, 2006, which is a $2,000 increase in cash used. During the year ended March 31, 2007 the Partnership had an increase of $37,000 in reporting fees that were collected from Local Limited Partnerships which contributed to the cash provided by operating activities.

YEAR ENDED MARCH 31, 2006 COMPARED TO YEAR ENDED MARCH 31, 2005 The net decrease in cash during the year ended March 31, 2006 was $(32,000) compared to a net increase in cash for the year ended March 31, 2005 of $140,000. The net change of $(172,000) was due to cash being provided by investing activities of $164,000 for the year ended March 31, 2005 compared to $0 provided by investing activities for the year ended March 31, 2006. During the year ended March 31, 2005 the Partnership's escrow account was released back to the Partnership and was deposited into the Partnerships money market account. That escrow balance was approximately $210,000. The Partnership had also made a capital contribution to a Local Limited Partnership along with a $(118,000) reduction of an outstanding capital contribution. The reduction was due to the fact that the payment had previously been reflected as an advance to a Local Limited Partnership and later reclassified as a capital contribution. There was an offsetting $118,000 increase in cash provided by operating activities which was the income realized by the Partnership for the $118,000 recovery of bad debt. For the year ended March 31, 2006 the Partnership made $(46,000) of advances to Local Limited Partnerships compared to $(49,000) of advances to a Local Limited Partnership during the year ended March 31, 2005, which resulted in a $3,000 decrease in cash used for the year ended March 31, 2006. For the year ended March 31, 2006 the Partnership paid the General Partner and affiliates approximately $15,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $12,000 paid for the year ended March 31, 2005, which is a $(3,000) increase in cash used for the year ended March 31, 2006.

YEAR ENDED MARCH 31, 2005 COMPARED TO YEAR ENDED MARCH 31, 2004 The net increase in cash during the year ended March 31, 2005 was $140,000 compared to a net decrease in cash for the year ended March 31, 2004 of $(6,000). This increase of $146,000 was due to the net change in cash provided (used in) in investing activities of $64,000, in addition to a $82,000 increase in cash provided by operating activities. Also for the year ended March 31, 2005 the Partnership made capital contribution payments to Local Limited Partnerships of $(46,000) compared to $(17,000) in paid capital contributions for the year ended March 31, 2004. Included in the capital contribution payments to Local Limited Partnerships was a $(118,000) reduction of an outstanding capital contribution. The reduction was due to the fact that the payment had previously been reflected as an advance to a Local Limited Partnership and later reclassified as a capital contribution. There was an offsetting $118,000 increase in cash provided by operating activities which was the income realized by the Partnership for the $118,000 recovery of bad debt. During the year ended March 31, 2005, the Partnership's escrow account was released back to the Partnership and was deposited into the Partnerships money market account. That escrow balance was approximately $210,000. For the year ended March 31, 2005 the Partnership paid the General Partner and affiliates approximately $12,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $19,000 paid for the year ended March 31, 2004 for a net difference of $7,000 less cash used during March 31, 2005. For the year ended March 31, 2005, the Partnership made $(49,000) of advances to Local Limited Partnerships compared to $(17,000) of advances to Local Limited Partnerships during the year ended March 31, 2004, which resulted in a $(33,000) increase in cash used for the year ended

March 31, 2005. Additionally, during the year ended March 31, 2005 the Partnership collected $20,000 in reporting fees compared to $13,000 collected during the year ended March 31, 2004.

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003 The net decrease in cash during the year ended March 31, 2004 was $(6,000) compared to a net increase in cash for the year ended March 31, 2003 of $22,000. This decrease of $28,000 was due to the net change in cash provided (used in) in investing activities of $(251,000), in addition to a $224,000 increase in cash provided by operating activities. The change in cash provided by (used in) investing activities was primarily due to $287,000 being advanced from Associates during the year ended March 31, 2003 compared to $0 for the year ended March 31, 2004. For the year ended March 31, 2004 the Partnership made $(17,000) in capital contributions compared to $(49,000) in capital contributions made during the year ended March 31, 2003 to Local Limited Partnerships. Additionally, there was a $224,000 change in cash provided by operating activities that was partially due to the advances made to Local Limited Partnerships of $(17,000) for the year ended March 31, 2004 compared to $(199,000) advanced to Local Limited Partnerships during the year ended March 31, 2003. This resulted in a $182,000 decrease in cash used for the year ended March 31, 2004. For the year ended March 31, 2004 the Partnership paid the General Partner and affiliates approximately $19,000 for asset management fees and reimbursement for expenses paid on behalf of the Partnership compared to $0 paid for the year ended March 31, 2003, resulting in a net increase of $19,000 in cash used during March 31, 2004.

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002 The net increase in cash during the year ended March 31, 2003 was $22,000, compared to a net decrease in cash for the year ended March 31, 2002 of $(89,000). The change of $111,000 was primarily due to an increase in cash provided by investing activities of $107,000. The increase in cash provided by investing activities results primarily from approximately $287,000 advanced from the General Partner of which $199,000 was then advanced to one Local Limited Partnerships additionally there was a decrease of $36,000 in payments made to Local Limited Partnerships. During the year ended March 31, 2003 the Partnership made capital contributions in the amount of $49,000 compared to $85,000 during the year ended March 31, 2002. Additionally, there was an increase of $4,000 provided by operating activities.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

OTHER MATTERS

The Partneship is not obligated to fund advances to the Local Limited Partneships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of March 31, 2007, the Partnership advanced cash in the amount of $562,213 to one of the Local Limited Partnerships in which it has a Limited Partnership interest to assist with the payments of their operating expenses. Of the $562,213 of advances, the full amount was reserved as of March 31, 2007. As of March 31, 2003 and 2004 the Partnership had advances of $680,484 reflected for this same Local Limited Partnership. However, during the year ended March 31, 2005 an escrow account that the Partnership controlled in the name of this Local Limited Partnership was released back to the Partnership. At this time, it was realized that the $118,272 in outstanding capital contributions due to this Local Limited Partnership was in fact previously paid with what had been classified as an advance. The capital contribution was reduced to zero and the advances were reduced by the same amount. The reversal of the reserve was recorded as income - recovery of bad debt during the year ended March 31, 2005. The Partnership did receive $9,000 in payments from the Local Limited Partnership. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements.

As of March 31, 2007, 2006, 2005, 2004 and 2003 the Partnership in total had advanced $264,580, $264,580, $264,580, $ 215,579, $198,658 to one Local Limited
Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the property taxes and operational expenses. All advances were reserved in full in the year they were advanced.

FUTURE CONTRACTUAL CASH OBLIGATIONS

The following table summarizes the Partnership's future contractual cash obligations as of March 31, 2007:

                                 2008         2009         2010         2011         2012      THEREAFTER      TOTAL
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------

Asset management fees(1)      $  481,595   $   70,068   $   70,068   $   70,068   $   70,068   $2,802,720   $3,564,587
Capital Contributions
   payable to Local Limited
   Partnerships                       --           --           --           --           --           --           --
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total contractual cash
   obligations                $  481,595   $   70,068   $   70,068   $   70,068   $   70,068   $2,802,720   $3,564,587
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership's interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2007 have been included in the 2008 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding our asset management fees, see Notes 2 and 3 to the financial statements included elsewhere herein.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership has no off-balance sheet arrangements.

EXIT STRATEGY

See Item 1 for information in this regard.

NEW ACCOUNTING PRONOUNCEMENTS

See footnote 1 to the audited financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOVE MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5

     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the Partnership) as of March 31, 2007, 2006, 2005 and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the four-year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $4,269,720, $5,646,286, and $317,936 of the total Partnership assets as of March 31, 2007, 2006 and 2005, respectively, and $(420,349), $(450,547)
and $(47,096) of the total Partnership loss for the years ended March 31, 2007, 2006 and 2005, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2007, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the four-year period then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to years above are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Reznick Group P.C.
----------------------

Bethesda, Maryland
May 15, 2008

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5
Irvine, California


We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the "Partnership") as of March 31, 2003 and the related statements of operations, partners' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 1 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investments in limited partnerships audited by other auditors represented 84% of the total assets of the Partnership at March 31, 2003 and 90% and 87% of the Partnership's equity in losses of limited partnerships for the years ended March 31, 2003 and 2002, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2003 and the results of its operations and its cash flows for each of the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the financial statements as of and for the year ended March 31, 2003 have been restated.

The Partnership currently has insufficient working capital to fund its operations. WNC and Associates, Inc., the general partner of the General Partner of the Partnership, has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2004.




/s/ BDO Seidman, LLP
--------------------


Costa Mesa, California
July 16, 2003, except for Notes 2, 4, 6 and 7, as to which the date is May 9, 2008

           INDEPENDENT AUDITORS' REPORT



To the Partners
MURFREESBORO VILLAS LIMITED PARTNERSHIP
AN ARKANSAS PARTNERSHIP IN COMMENDAM


     We have audited the accompanying balance sheets of MURFREESBORO VILLAS LIMITED PARTNERSHIP, AN ARKANSAS PARTNERSHIP IN COMMENDAM as of December 31, 2005 and 2004 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of MURFREESBORO VILLAS LIMITED PARTNERSHIP, AN ARKANSAS PARTNERSHIP IN COMMENDAM as of December 31, 2005 and 2004 and the result of its operations, chances in partners' equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Pailet, Meunier and LeBlanc, LLP
------------------------------------

Metairie, Louisiana
April 12, 2006

                          INDEPENDENT AUDITORS' REPORT



To the Partners
HILLCREST HEIGHTS, L.P.



     We have audited the accompanying balance sheets of HILLCREST HEIGHTS, L.P. as of December 31, 2005 and 2004 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of HILLCREST HEIGHTS, L.P. as of December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.




/s/ Pailet, Meunier and LeBlanc, LLP
------------------------------------

Metairie, Louisiana
February 22, 2007

                         Report of Independent Auditors




To the Partners of
   United Development Co., L.P.-97.1


We have audited the accompanying balance sheet of United Development Co., L.P.-97.1 as of December 31, 2005, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-97.1 at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Novogradac & Company LLP
----------------------------

Alpharetta, Georgia
February 6, 2006

                         Report of Independent Auditors



To the Partners of
   United Development Co., L.P.-97.2:


We have audited the accompanying balance sheet of United Development Co., L.P.-97.2 at December 31, 2005, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-97.2 at December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Novogradac & Company LLP
----------------------------

Alpharetta, Georgia
February 10, 2006

                          INDEPENDENT AUDITORS' REPORT



To the Partners
MANSUR WOOD LIVING CENTER, L.P.
BETTENDORF, IOWA



     We have audited the accompanying balance sheets to MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2006 and 2005, and the result of its operations, chances in partners' equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Pailet, Meunier and LeBlanc, LLP
------------------------------------


Metairie, Louisiana
June 28, 2007

                          INDEPENDENT AUDITORS' REPORT



To the Partners
MURFREESBORO VILLAS LIMITED PARTNERSHIP
AN ARKANSAS PARTNERSHIP IN COMMENDAM


     We have audited the accompanying balance sheets to MURFREESBORO VILLAS LIMITED PARTNERSHIP, AN ARKANSAS PARTNERSHIP IN COMMENDAM as of December 31, 2006 and 2005 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. The financial
statements  are  the  responsibility  of  the  partnershi's   management.   Our
responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of MURFREESBORO VILLAS LIMITED PARTNERSHIP, AN ARKANSAS PARTNERSHIP IN COMMENDAM as of December 31, 2006 and 2005 and the result of its operations, chances in partners' equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Pailet, Meunier and LeBlanc, LLP
------------------------------------

Metairie, Louisiana
April 24, 2007

                          INDEPENDENT AUDITORS' REPORT



To the Partners
HILLCREST HEIGHTS, L.P.


     We have audited the accompanying balance sheets to HILLCREST HEIGHTS, L.P. as of December 31, 2006 and 2005 and the related statements of income, changes in partners' equity and cash flows for the years then ended. The financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of HILLCREST HEIGHTS, L.P. as of December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.




/s/ Pailet, Meunier and LeBlanc, LLP
------------------------------------

Metairie, Louisiana
May 1, 2007

                         Report of Independent Auditors


To the Partners of
   United Development Co., L.P.-97.2:


We have audited the accompanying balance sheet of United Development Co., L.P.-97.2 at December 31, 2006, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Development Co., L.P.-97.2 at December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Novogradac & Company LLP
----------------------------

Alpharetta, Georgia
May 31, 2007


                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                          BALANCE SHEETS



                                                                                          MARCH 31,
                                                           ------------------------------------------------------------------------

                                                               2007           2006           2005           2004           2003
                                                           ------------   ------------   ------------   ------------   ------------
ASSETS
Cash                                                       $    143,541   $    125,887   $    157,680   $     17,196   $     22,868
Funds held in escrow disbursement account                            --             --             --        209,711        208,778
Investments in Local Limited Partnerships, net
  (Notes 2 and 3)                                             8,470,127     10,041,847     11,792,881     13,614,334     15,089,794
Other assets                                                         --             --         11,114         11,114         11,114
                                                           ------------   ------------   ------------   ------------   ------------

    Total Assets                                           $  8,613,668   $ 10,167,734   $ 11,961,675   $ 13,852,355   $ 15,332,554
                                                           ============   ============   ============   ============   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payables to Local Limited Partnerships (Note 5)         $         --   $         --   $         --   $    163,671   $    180,471
   Accrued fees and advances due to General Partner and
     affiliate (Note 3)                                         866,873        798,373        729,058        643,362        526,470
                                                           ------------   ------------   ------------   ------------   ------------

     Total Liabilities                                          866,873        798,373        729,058        807,033        706,941
                                                           ------------   ------------   ------------   ------------   ------------

Partners' equity (deficit)
   General Partner                                             (171,625)      (155,399)      (136,767)      (118,640)      (102,837)
   Limited Partners (25,000 Partnership Units authorized;
     25,000 Partnership Units issued and outstanding)         7,918,420      9,524,760     11,369,384     13,163,962     14,728,450
                                                           ------------   ------------   ------------   ------------   ------------

     Total Partners' Equity                                   7,746,795      9,369,361     11,232,617     13,045,322     14,625,613
                                                           ------------   ------------   ------------   ------------   ------------


      Total Liabilities and Partners' Equity               $  8,613,668   $ 10,167,734   $ 11,961,675   $ 13,852,355   $ 15,332,554
                                                           ============   ============   ============   ============   ============


                                          See accompanying notes to financial statements


                                          WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                                (A CALIFORNIA LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS



                                                            FOR THE YEARS ENDED MARCH 31,
                                        ---------------------------------------------------------------------------------
                                           2007          2006           2005         2004          2003          2002
                                        -----------   -----------   -----------   -----------   -----------   -----------

Reporting fees                          $    54,685   $    18,062   $    20,300   $    13,288   $    18,500   $        --
Distribution income                              --            --            --            --         2,250            --
Recovery of bad debt                             --            --       118,272            --            --            --
                                        -----------   -----------   -----------   -----------   -----------   -----------

       Total income                          54,685        18,062       138,572        13,288        20,750            --
                                        -----------   -----------   -----------   -----------   -----------   -----------

Operating expenses:
   Amortization (Notes 2 and 3)              63,420        63,978        64,536        64,536        64,536        64,536
   Asset management fees (Note 3)            70,068        70,068        70,068        70,068        70,068        70,068
   Impairment loss (Note 2)                 559,870       759,132       580,301       154,864            --            --
   Accounting and legal fees                  8,388         5,288         2,852        19,642        24,451        45,504
   Write off of advances to Local
     Limited Partnerships (Note 6)           20,000        46,415        49,001        16,921       198,658        57,880
   Other                                      7,746         9,136        12,397        12,542        14,514        15,412
                                        -----------   -----------   -----------   -----------   -----------   -----------
     Total operating expenses               729,492       954,017       779,155       338,573       372,227       253,400
                                        -----------   -----------   -----------   -----------   -----------   -----------

Loss  from operations                      (674,807)     (935,955)     (640,583)     (325,285)     (351,477)     (253,400)

Equity in losses of Local Limited
   Partnerships (Note 2)                   (948,430)     (927,925)   (1,176,616)   (1,256,060)   (1,045,926)   (1,365,625)

Interest income                                 671           624         4,494         1,054         4,742        10,758
                                        -----------   -----------   -----------   -----------   -----------   -----------

Net loss                                $(1,622,566)  $(1,863,256)  $(1,812,705)  $(1,580,291)  $(1,392,661)  $(1,608,267)
                                        ===========   ===========   ===========   ===========   ===========   ===========

Net loss allocated to:
   General Partner                      $   (16,226)  $   (18,632)  $   (18,127)  $   (15,803)  $  (13,927)   $   (16,083)
                                        ===========   ===========   ===========   ===========   ===========   ===========
   Limited Partners                     $(1,606,340)  $(1,844,624)  $(1,794,578)  $(1,564,488)  $(1,378,734)  $(1,592,184)
                                        ===========   ===========   ===========   ===========   ===========   ===========

Net loss per Partnership Unit           $    (64.25)  $    (73.78)  $    (71.78)  $    (62.58)  $   (55.15)   $    (63.69)
                                        ===========   ===========   ===========   ===========   ===========   ===========

Outstanding weighted Partnership Units       25,000        25,000        25,000        25,000        25,000        25,000
                                        ===========   ===========   ===========   ===========   ===========   ===========

                                          See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                      FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


                                                     GENERAL            LIMITED
                                                     PARTNER           PARTNERS             TOTAL
                                                  ------------       ------------       ------------


Partners' equity (deficit) at March 31, 2001      $    (72,827)      $ 17,699,368       $ 17,626,541

Net loss                                               (16,083)        (1,592,184)        (1,608,267)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2002           (88,910)        16,107,184         16,018,274

Net loss                                               (13,927)        (1,378,734)        (1,392,661)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2003          (102,837)        14,728,450         14,625,613

Net loss                                               (15,803)        (1,564,488)        (1,580,291)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2004          (118,640)        13,163,962         13,045,322

Net loss                                               (18,127)        (1,794,578)        (1,812,705)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2005          (136,767)        11,369,384         11,232,617

Net loss                                               (18,632)        (1,844,624)        (1,863,256)
                                                  ------------       ------------       ------------
                                                      (155,399)         9,524,760          9,369,361
Partners' equity (deficit) at March 31, 2006

Net loss                                               (16,226)        (1,606,340)        (1,622,566)
                                                  ------------       ------------       ------------

Partners' equity (deficit) at March 31, 2007      $   (171,625)      $  7,918,420       $  7,746,795
                                                  ============       ============       ============

                                See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS



                                                                     FOR THE YEARS ENDED
                                                                          MARCH 31,
                                                       -----------------------------------------------

                                                           2007              2006              2005
                                                       -----------       -----------       -----------

Cash flows from operating activities:
   Net loss                                            $(1,622,566)      $(1,863,256)      $(1,812,705)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Amortization                                           63,420            63,978            64,536
     Impairment loss                                       559,870           759,132           580,301
     Equity in losses of
       Local Limited Partnerships                          948,430           927,925         1,176,616
     Change in other assets                                     --            11,114                --
     Advances made to a Local Limited
       Partnership                                         (20,000)          (46,415)          (49,001)
     Write off of advances made to Local
       Limited Partnerships                                 20,000            46,415            49,001
     Recovery of bad debt                                       --                --          (118,272)
     Change in accrued fees and expenses due to
       General Partner and affiliates                       68,500            69,314            85,696
                                                       -----------       -----------       -----------

Net cash provided by (used in) operating
   activities                                               17,654           (31,793)          (23,828)
                                                       -----------       -----------       -----------

Cash flows from investing activities:
   Investments in Local Limited Partnerships, net               --                --           (45,399)
   Funds held in escrow disbursement account                    --                --           209,711
                                                       -----------       -----------       -----------

Net cash provided by investing activities                       --                --           164,312
                                                       -----------       -----------       -----------

Net increase (decrease) in cash                             17,654           (31,793)          140,484

Cash, beginning of year                                    125,887           157,680            17,196
                                                       -----------       -----------       -----------

Cash, end of year                                      $   143,541       $   125,887       $   157,680
                                                       ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Taxes paid                                          $       800       $       800       $       800
                                                       ===========       ===========       ===========

                                See accompanying notes to financial statements


                                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                                      (A CALIFORNIA LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS


                                                                     FOR THE YEARS ENDED
                                                                          MARCH 31,
                                                      --------------------------------------------------

                                                           2004             2003               2002
                                                      ---------------    ------------      -------------

Cash flows from operating activities:
   Net loss                                            $(1,580,291)      $(1,392,661)      $(1,608,267)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Amortization                                           64,536            64,536            64,536
     Impairment loss                                       154,864                --                --
     Equity in losses of
       Local Limited Partnerships                        1,256,060         1,045,926         1,365,625
     Advances to Local Limited Partnerships                (16,921)         (198,659)          (50,171)
     Write off of advances made to Local Limited
       Partnerships                                         16,921           198,658            57,880
     Recovery of bad debt                                       --                --                --
     Change in accrued fees and expenses due to
       General Partner and affiliates                      116,892            70,068           103,180
                                                       -----------       -----------       -----------

Net cash provided by (used in) operating
   activities                                               12,061          (212,132)          (67,217)
                                                       -----------       -----------       -----------

Cash flows from investing activities:
   Investments in Local Limited Partnerships, net          (16,800)          (48,559)          (84,500)
   Funds held in escrow disbursement amount                   (933)           (4,653)           52,524
   Distributions from Local Limited Partnerships                --                --            10,000
   Advances from Associates                                     --           286,924                --
                                                       -----------       -----------       -----------

Net cash provided by (used in) investing
activities                                                 (17,733)          233,712           (21,976)
                                                       -----------       -----------       -----------

Net increase (decrease) in cash                             (5,672)           21,580           (89,193)

Cash, beginning of year                                     22,868             1,288            90,481
                                                       -----------       -----------       -----------

Cash, end of year                                      $    17,196       $    22,868       $     1,288
                                                       ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Taxes paid                                          $       800       $       800       $       800
                                                       ===========       ===========       ===========


                                See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the "Partnership") was formed on March 3, 1997 under the laws of the State of California, and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complexes") that are eligible for Federal low income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner is WNC & Associates, Inc. ("Associates" or the "General Partner"). The chairman and president of Associates own substantially all the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

The Partnership agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors (the "Limited Partners") in the Partnership will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------

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

Exit Strategy
-------------

The IRS Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2007. As of March 31, 2007 none of the Housing Complexes had completed the 15 year compliance period. As of March 31, 2007, no Housing Complexes have been selected for disposition.

Method of Accounting For Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 has been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------


the actual results reported by the Local Limited Partnership. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired (see Note 3). If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

The Partnership does not consolidate the accounts and activities of the Local Limited Partnerships which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46-Revised, "Consolidation of Variable Interest Entities", because the Partnership is not considered the primary beneficiary. The Partnership's balance in Investments in Local Limited Partnerships, plus the risk of recapture of Low Income Housing Tax Credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantees against Low Income Housing Tax Credit recapture.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2007, three investment accounts in Local Limited Partnerships had reached zero.

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

Concentration of Credit Risk
----------------------------

At March 31, 2007, the Partnership maintained cash balances at a certain financial institution in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Loss Per Partnership Unit
-----------------------------

Net loss per Partnership Unit is calculated pursuant to STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. Net loss per Partnership Unit includes no dilution and is computed by dividing loss allocated to Limited Partners by the weighted average Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
-------------------------------------------------------------------------------


Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liabilities and or benefits from income taxes flow to the partners of the Partnership and are their obligations and/or benefits. For income tax purposes, the Partnership reports on a calendar year basis.

Impact of New Accounting Pronouncements
---------------------------------------

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" and in February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 157 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity's own data. SAFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 157 to have a material impact on the Partnership's results of operations or financial condition.

SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 159 to have a material impact on the Partnership's results of operations or financial condition.

On December 4, 2007, The FASB issued Statement No 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS 141R to have a material impact on the Partnership's results of operations or financial condition.

On December 4, 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interes's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 required retroactive adoption of the presentation and disclosure

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not expect SFAS 160 to have a material impact on the Partnership's statement of operations or financial position.

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

Reclassifications
-----------------

Certain reclassifications have been made to the 2003 and 2002 financial statements to be consistent with the 2007, 2006, 2005 and 2004 presentation.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the year ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 was $63,420, $63,978, $64,536, $64,536, $64,536,
and $64,536, respectively. Estimated amortization for the ensuing years through March 31, 2012 is $61,924 annually.

Impairment
----------

Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. Effective from the year ended March 31, 2004, a loss in value of an investment in a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. For the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment expense related to investments in Local Limited Partnerships was $559,870, $759,132, $580,301, $154,864, $0, and $0, respectively.

When the value of the Partnership's investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships are impaired. For each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002 impairment expense related to acquisition fees and costs $30,957, $24,850, $0, $0, $0, and $0, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of the periods presented, the Partnership had acquired Limited Partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002



NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The Partnership's Investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2007, 2006, 2005, 2004 and 2003 are approximately $(646,000), $(44,000), $773,000, $1,362,000 and $1,604,000 respectively greater than (less than) the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account, impairment losses recorded in the Partnership's investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's equity in losses of Local Limited Partnerships is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined condensed financial statements due to the estimated losses recorded by the Partnership for the three month period ended March 31.

A loss in value from a Local Limited Partnership other than a temporary decline would be recorded as an impairment loss. During the year ended March 31, 2004 management adopted a new method to evaluate impairment whereby they compare each investment carrying amount to the sum of the remaining Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value of the investment to the Partnership and record an impairment loss for any determined difference. Accordingly, the Partnership recorded impairment losses of $559,870, $759,132, $580,301, $154,864, $0, and $0, during the years ended
March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

At March 31, 2007 and 2006 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership's estimate of its share of losses for the years ended March 31, 2007 and 2006 amounting to approximately $52,000 and $40,000 respectively, have not been recognized. As of March 31, 2007, the aggregate share of net losses not recognized by the Partnership amounted to $92,000.

The financial information for the year ended March 31, 2003 has been restated see footnote 7.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

                                                                   FOR THE YEARS ENDED
                                                                        MARCH 31,
                                                    --------------------------------------------------

                                                        2007                2006              2005
                                                    ------------       ------------       ------------
Investments per balance sheet, beginning
   of period                                        $ 10,041,847       $ 11,792,881       $ 13,614,334
Impairment loss                                         (559,870)          (759,132)          (580,301)
Equity in losses of Local Limited Partnerships          (948,430)          (927,925)        (1,176,616)
Amortization of paid acquisition fees and
   costs                                                 (63,420)           (63,977)           (64,536)
                                                    ------------       ------------       ------------

Investment per balance sheet, end of period         $  8,470,127       $ 10,041,847       $ 11,792,881
                                                    ============       ============       ============


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                                                   FOR THE YEARS ENDED
                                                                        MARCH 31,
                                                    --------------------------------------------------

                                                        2004               2003               2002
                                                    ------------       ------------       ------------
Investments per balance sheet, beginning
   of period                                        $ 15,089,794       $ 16,200,256       $ 17,555,917
Capital contributions paid, net                               --                 --             84,500
Impairment loss                                         (154,864)                --                 --
Equity in losses of Local Limited Partnerships        (1,256,060)        (1,045,926)        (1,365,625)
Amortization of paid acquisition fees and
   costs                                                 (64,536)           (64,536)           (64,536)
Distributions received from Local Limited
   Partnerships                                               --                 --            (10,000)
                                                    ------------       ------------       ------------

Investment per balance sheet, end of period         $ 13,614,334       $ 15,089,794       $ 16,200,256
                                                    ============       ============       ============

                                                                         FOR THE YEARS
                                                                        ENDED MARCH 31,
                                                      ----------------------------------------------------

                                                           2007               2006              2005
                                                      ---------------    ---------------    --------------

Investments in Local Limited Partnerships, net        $    7,169,677     $    8,647,020     $  10,309,226
Acquisition fees and costs, net of accumulated
amortization of $635,284, $540,907 and $452,079            1,300,450          1,394,827         1,483,655
                                                      ---------------    ---------------    --------------
Investments per balance sheet, end of period          $    8,470,127    $    10,041,847     $  11,792,881
                                                      ===============    ===============    ==============

                                                                         FOR THE YEARS
                                                                        ENDED MARCH 31,
                                                      ----------------------------------------------------

                                                           2004               2003              2002
                                                      ---------------    ---------------    --------------

Investments in Local Limited Partnerships, net        $   12,066,143     $   13,477,067     $  14,522,993
Acquisition fees and costs, net of accumulated
amortization of $387,543, $323,007 and $258,471            1,548,191          1,612,727         1,677,263
                                                      ---------------    ---------------    --------------
Investments per balance sheet, end of period          $   13,614,334     $   15,089,794     $  16,200,256
                                                      ===============    ===============    ==============



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

The financial information from the individual financial statements of the Local
Limited Partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December
31 and for the years then ended is as follows:

                                            COMBINED CONDENSED BALANCE SHEETS

                                                     2006            2005           2004             2003            2002
                                                 ------------    ------------    ------------    ------------    ------------
ASSETS
BUILDINGS AND IMPROVEMENT (NET OF ACCUMULATED
   DEPRECIATION FOR 2006, 2005, 2004, 2003
   AND 2002 OF $10,229,000, $9,012,000,
   $7,830,000, $6,606,000, AND $5,351,000,
   RESPECTIVELY)                                 $ 25,683,000    $ 26,708,000    $ 27,833,000    $ 29,039,000    $ 30,278,000
LAND                                                  883,000         883,000         883,000         883,000         883,000
OTHER ASSETS                                        1,380,000       1,431,000       1,362,000       1,215,000       1,495,000
                                                 ------------    ------------    ------------    ------------    ------------
     TOTAL ASSETS                                $ 27,946,000    $ 29,022,000    $ 30,078,000    $ 31,137,000    $ 32,656,000
                                                 ============    ============    ============    ============    ============

LIABILITIES
MORTGAGE AND CONSTRUCTION LOANS PAYABLE          $ 14,833,000    $ 14,974,000    $ 15,199,000    $ 15,185,000    $ 15,374,000
DUE TO AFFILIATES                                   3,143,000       3,149,000       3,040,000       2,917,000       2,929,000
OTHER LIABILITIES                                     993,000         955,000         935,000         838,000         869,000
                                                 ------------    ------------    ------------    ------------    ------------

     TOTAL LIABILITIES                             18,969,000      19,078,000      19,174,000      18,940,000      19,172,000
                                                 ------------    ------------    ------------    ------------    ------------

PARTNERS' CAPITAL
WNC HOUSING TAX CREDIT FUND VI, L.P.,
   SERIES 5                                         9,116,000      10,085,000      11,020,000      12,252,000      13,486,000
OTHER PARTNERS                                       (139,000)       (141,000)       (116,000)        (55,000)         (2,000)
                                                 ------------    ------------    ------------    ------------    ------------
     TOTAL PARTNERS' EQUITY                         8,977,000       9,944,000      10,904,000      12,197,000      13,484,000
                                                 ------------    ------------    ------------    ------------    ------------
        TOTAL LIABILITIES AND PARTNERS' EQUITY   $ 27,946,000    $ 29,022,000    $ 30,078,000    $ 31,137,000    $ 32,656,000
                                                 ============    ============    ============    ============    ============


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------


                             COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                2006             2005              2004
                                            -----------       -----------       -----------

REVENUES                                    $ 3,345,000       $ 3,244,000       $ 3,129,000
                                            -----------       -----------       -----------

EXPENSES:
    OPERATING EXPENSES                        2,223,000         2,050,000         2,182,000
    INTEREST EXPENSE                            862,000           893,000           907,000
    DEPRECIATION AND AMORTIZATION             1,236,000         1,239,000         1,249,000
                                            -----------       -----------       -----------

      TOTAL EXPENSES                          4,321,000         4,182,000         4,338,000
                                            -----------       -----------       -----------

NET LOSS                                    $  (976,000)      $  (938,000)      $(1,209,000)
                                            ===========       ===========       ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP,      $  (970,000)      $  (934,000)      $(1,201,000)
                                            ===========       ===========       ===========

NET LOSS RECORDED BY THE PARTNERSHIP        $  (948,000)      $  (928,000)      $(1,177,000)
                                            ===========       ===========       ===========



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, CONTINUED
-------------------------------------------------------------

                                               2003              2002              2001
                                           -----------       -----------       -----------

REVENUES                                   $ 3,105,000       $ 3,070,000       $ 2,974,000
                                           -----------       -----------       -----------

EXPENSES:
    OPERATING EXPENSES                       2,124,000         1,967,000         1,973,000
    INTEREST EXPENSE                           942,000         1,011,000           975,000
    DEPRECIATION AND AMORTIZATION            1,280,000         1,298,000         1,342,000
                                           -----------       -----------       -----------

      TOTAL EXPENSES                         4,346,000         4,276,000         4,290,000
                                           -----------       -----------       -----------

NET LOSS                                   $(1,241,000)      $(1,206,000)      $(1,316,000)
                                           ===========       ===========       ===========

NET LOSS ALLOCABLE TO THE PARTNERSHIP      $(1,234,000)      $(1,199,000)      $(1,242,000)
                                           ===========       ===========       ===========

NET LOSS RECORDED BY THE PARTNERSHIP       $(1,256,000)      $(1,046,000)      $(1,366,000)
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $526,534, $468,194, $409,854, $351,514, and $293,174 as of March 31, 2007, 2006,
         2005, 2004 and 2003, respectively.

         Reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of all periods presented, the Partnership had incurred acquisition costs of $185,734 which have been included in Investments in Local Limited Partnerships. Accumulated amortization was $108,750, $72,713, $42,225, $36,029, and $29,833 as of March 31, 2007,
         2006, 2005, 2004 and 2003, respectively.

         An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Management fees of $70,068, $70,086, $70,086, $70,086,
         $70,086 and $70,086 were incurred during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, of which $6,250,
         $0, $0, $10,000, $0 and $16,795, were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

         The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $11,453, $15,177, $12,390, $9,082, $0 and $112,640 during the years ended March 31, 2007, 2006,
         2005, 2004, 2003 and 2002, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

                                                                             MARCH 31,
                                                       ----------------------------------------------------

                                                         2007       2006       2005       2004        2003
                                                       --------   --------   --------   --------   --------

Asset management fee payable                           $411,527   $347,709   $277,641   $207,573   $147,505
Expenses paid by the General Partner or an affiliate
   on behalf of the Partnership                         455,346    450,664    451,417    435,789    378,965
                                                       --------   --------   --------   --------   --------

     Total                                             $866,873   $798,373   $729,058   $643,362   $526,470
                                                       ========   ========   ========   ========   ========

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to provide advances sufficient enough to fund the operations and working capital requirements of the Partnership through April
30, 2009.


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------

The following is a summary of the quarterly operations for the years ended March
31:

               2007                         JUNE 30        SEPTEMBER 30      DECEMBER 31         MARCH 31
               ----                      ------------      ------------      ------------      ------------


Income                                   $      --         $  54,000         $      --         $      --

Operating expenses                        (594,000)          (39,000)          (35,000)          (62,000)

Income (loss) from operations             (594,000)           15,000           (35,000)          (62,000)

Equity in losses of Local Limited
     Partnerships                         (229,000)         (229,000)         (229,000)         (261,000)

Interest income                                 --                --                --             1,000

Net loss                                  (823,000)         (214,000)         (264,000)          (32,000)

Net loss available to Limited
     Partners                             (815,000)         (212,000)         (261,000)         (318,000)

Net loss per Partnership Unit                  (33)               (8)              (10)              (13)


               2006                       JUNE 30        SEPTEMBER 30      DECEMBER 31         MARCH 31
               ----                    ------------      ------------      ------------      ------------

Income                                 $        --       $    18,000       $        --       $        --

Operating expenses                        (816,000)          (60,000)          (40,000)          (38,000)

Loss from operations                      (816,000)          (42,000)          (40,000)          (38,000)

Equity in losses of Local Limited
     Partnerships                         (234,000)         (249,000)         (216,000)         (229,000)

Interest income                                 --                --                --             1,000

Net loss                                (1,050,000)         (291,000)         (256,000)         (266,000)

Net loss available to Limited
     Partners                           (1,039,000)         (288,000)         (253,000)         (265,000)

Net loss per Partnership Unit                  (42)              (12)              (10)              (11)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - CONTINUED
----------------------------------------------------------------

               2005                      JUNE 30       SEPTEMBER 30    DECEMBER 31      MARCH 31
               ----                    ----------      -----------     -----------     ----------



Income                                 $   3,000       $  17,000       $ 118,000       $   1,000

Operating expenses                      (620,000         (37,000)        (83,000)        (39,000)

Income (loss) from operations           (617,000         (20,000)         35,000         (38,000)

Equity in losses of Local Limited
     Partnerships                       (314,000        (314,000)       (314,000)       (235,000)

Interest income                               --              --           4,000              --

Net loss                                (931,000)       (334,000)       (275,000)        (27,000)

Net loss available to Limited
     Partners                           (922,000)       (331,000)       (272,000)       (270,000)

Net loss per Partnership Unit                (37)            (13)            (11)            (11)



               2004                      JUNE 30       SEPTEMBER 30    DECEMBER 31      MARCH 31
               ----                    ----------      -----------     -----------     ----------

Income                                 $   1,000       $  12,000       $      --       $      --

Operating expenses                      (213,000)        (47,000)        (38,000)        (41,000)

Loss from operations                    (212,000)        (35,000)        (38,000)        (41,000)

Equity in losses of Local Limited
     Partnerships                       (308,000)       (308,000)       (308,000)       (332,000)

Interest income                               --              --              --           1,000

Net loss                                (520,000)       (343,000)       (346,000)       (371,000)

Net loss available to Limited
     Partners                           (514,000)       (340,000)       (342,000)       (368,000)

Net loss per Partnership Unit                (21)            (14)            (14)            (15)



                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - CONTINUED
----------------------------------------------------------------

                2003                      JUNE 30       SEPTEMBER 30    DECEMBER 31      MARCH 31
                ----                    ----------      -----------     -----------     ----------


Income                                 $      --       $      --       $      --       $  25,000

Operating expenses                       (47,000)        (66,000)        (86,000)       (173,000)

Equity in losses of Local Limited
     Partnerships                       (355,000)       (355,000)       (248,000)        (88,000)

Net loss                                (402,000)       (421,000)       (334,000)       (233,000)

Net loss available to Limited
     Partners                           (398,000)       (416,000)       (331,000)       (233,000)

Net loss per Partnership Unit                (16)            (17)            (13)             (9)



               2002                      JUNE 30       SEPTEMBER 30    DECEMBER 31      MARCH 31
                                       ----------      -----------     -----------     ----------

Income                                 $      --       $      --       $      --       $  11,000

Operating expenses                       (47,000)        (90,000)        (56,000)        (60,000)

Equity in losses of Local Limited
     Partnerships                       (409,000)       (409,000)       (408,000)       (140,000)

Net loss                                (456,000)       (499,000)       (464,000)       (189,000)

Net loss available to Limited
     Partners                           (452,000)       (494,000)       (460,000)       (186,000)

Net loss per Partnership Unit                (18)            (20)            (18)             (7)


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002


NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS
-----------------------------------------------

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

As of March 31, 2007, the Partnership advanced cash in the amount of $562,213 to one of the Local Limited Partnerships in which it has a Limited Partnership interest to assist with the payments of their operating expenses. Of the $562,213 of advances, the full amount was reserved as of March 31, 2007. As of March 31, 2003 and 2004 the Partnership had advances of $680,485 reflected for this same Local Limited Partnership. However, during the year ended March 31, 2005 an escrow account that the Partnership controlled in the name of this Local Limited Partnership was released back to the Partnership. At this time, it was realized that the $118,272 in outstanding capital contributions due to this Local Limited Partnership was in fact previously paid with what had been classified as an advance. The capital contribution was reduced to zero and the advances were reduced by the same amount. The reversal of the reserve was recorded as income - recovery of bad debt during the year ended March 31, 2005. The Partnership did receive $9,000 in payments from the Local Limited Partnership. Advances were made to augment the Local Limited Partnership's cash flows which were not sufficient to support the operating costs of the property. Such advances have been expensed in full in the accompanying financial statements.

As of March 31, 2007, 2006, 2005, 2004 and 2003 the Partnership in total had advanced $264,580, $264,580, $264,580, $ 215,579, $198,658 to one Local Limited
Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the property taxes and operational expenses. All advances were reserved in full in the year they were advanced.

As of March 31, 2007 and 2006 the Partnership had advanced one Local Limited Partnership, Murfreesboro L.P., $21,500. The advances were used by the Local Limited Partnership to pay several years of accounting fees. The advance was made during the year ended March 31, 2006, which was also fully reserved in the same year.

As of March 31, 2007, $20,000 was advanced to Concord Apartment Partners L.P. The advance was fully reserved during the year ended March 31, 2007. The funds were to help the property with operating expenses.

NOTE 7 - RESTATEMENT
--------------------

The Partnership previously reported a restatement of its financial statements on a Form 10-K/A with the U.S. Securities & Exchange Commission on May 9, 2008.

The restatement was a result of the following matters:

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 7 - RESTATEMENT, CONTINUED
-------------------------------

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

The following table shows the effect of the restatement on the Balance Sheet as previously reported:

                                                                         March 31, 2003
                                                   ------------------------------------------------------------
                                                      As Restated      Adjustments    As Previously Reported
                                                   ------------------ -------------- --------------------------
     Investment in limited partnerships, net       $      15,089,794    $   134,981  (a)      $     14,954,813
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


The following table shows the effect of the restatement on the Statement of Operations as previously reported:

                                                                    Year Ending March 31, 2003
                                                  ----------------------------------------------------------------
                                                      As Restated         Adjustments     As Previously Reported
                                                  --------------------- ----------------- ------------------------
     Equity in losses of limited partnerships     $        (1,045,926)    $     134,981   (a)    $    (1,180,907)
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


                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 7 - RESTATEMENT, CONTINUED
-------------------------------

The following table shows the effect of the restatement on the Statement of Partners' Equity (Deficit) as previously reported:

                                                                          Year Ending March 31, 2003
                                                         -------------------------------------------------------------
                                                            As Restated         Adjustments         As Previously
                                                                                                      Reported
                                                         ------------------- ------------------ ----------------------
     General Partner
         Partners' equity (deficit) at March 31, 2002    $         (88,910)      $         -       $         (88,910)
         Net loss                                                  (13,927)              (152)  (c)          (13,775)
                                                            ---------------- ------------------        ---------------
         Partners' equity (deficit) at March 31, 2003    $        (102,837)      $       (152)     $        (102,685)


     Limited Partners
         Partners' equity (deficit) at March 31, 2002    $      16,107,184       $          -      $      16,107,184
         Net loss                                               (1,378,734)           (14,966)  (c)       (1,363,768)
                                                            ---------------- ------------------        ---------------
         Partners' equity (deficit) at March 31, 2003    $      14,728,450       $    (14,966)     $      14,743,416


     Total
         Partners' equity (deficit) at March 31, 2002    $      16,018,274       $          -      $      16,018,274
         Net loss                                               (1,392,661)           (15,118)  (b)       (1,377,543)
                                                            ---------------- ------------------        ---------------
         Partners' equity (deficit) at March 31, 2003    $      14,625,613       $    (15,118)     $      14,640,731

The following table shows the effect of the restatement on the Statement of Cash
Flows as previously reported:

                                                                                    Year Ending March 31, 2003
                                                                  ---------------------------------------------------------------
                                                                      As Restated         Adjustments     As Previously Reported
                                                                  --------------------- ----------------- -----------------------
     Cash flows from operating activities:
         Net loss                                                 $        (1,392,661)    $    (15,118) (b)  $     (1,377,543)
         Adjustments to reconcile net loss to net cash
            (used in) provided by operating activities:
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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      FOR THE YEARS ENDED MARCH 31, 2007, 2006, 2005, 2004, 2003 AND 2002

NOTE 7 - RESTATEMENT, CONTINUED
-------------------------------

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

(f)      Refer to (e) above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of March 31 of each of the years 2007, 2006, 2005 and 2004, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31, 2007, 2006, 2005, or 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE

PART III.

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

(f)      Involvement in Certain Legal Proceedings
         ----------------------------------------

         Two Local Limited Partnerships invested in by other Associates-sponsored public limited partnerships were unable to meet their obligations as they became due, and each has filed a voluntary petition in bankruptcy. The local general partner of one of them is not affiliated with Associates. The original unaffiliated local general partner of the other was removed and replaced with a general partnership wholly-owned by two of the executive officers of Associates identified above.

(g)      Promoters and Control Persons
         -----------------------------

         Inapplicable.

(h)      Audit Committee Financial Expert, and (i) Identification of the audit
         ---------------------------------------------------------------------
         Committee
         ---------

         Neither the Partnership nor Associates has an audit committee.

(j)      Changes to Nominating Procedures
         --------------------------------

         Inapplicable.

(k)      Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------

         None.

(l)      Code of Ethics
         --------------

         Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at
         (714)662-5565 extension 187.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

a. Annual Asset Management Fee. An annual asset management fee in an amount equal to 0.2% of the Invested Assets of the Partnership. "Invested Assets" means the sum of the Partnership's original Investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Fees of $70,068, $70,068, $70,068, $70,068, $70,068 and $70,068 were incurred during the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively, of which $6,250, $0, $0, $10,000, $0 and $16,795 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

b. Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price may be received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 12% through December 31, 2008, and (ii) 6% for the balance of the Partnerships term. No such fees have been paid.

c. Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $11,453, $15,177, $12,370, $9,082, $0 and $112,640 during the years ended March 31, 2007, 2006,
         2005, 2004, 2003 and 2002, respectively.

d. Interest in Partnership. The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $26,658, $27,876, $27,886, $28,078 and $28,094, for the
         General Partner for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the years March 31, 2007, 2006, 2005, 2004, 2003 and 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)      Securities Authorized for Issuance Under Equity Compensation Plans
         ------------------------------------------------------------------

         The Partnership has no compensation plans under which interests in the Partnership are authorized for issuance.

(b)      Security Ownership of Certain Beneficial Owners
         -----------------------------------------------

         No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Partnership Units.

(c)      Security Ownership of Management
         --------------------------------

         Neither the General Partner, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates, or its affiliates own directly or beneficially any Partnership Units.

(d)      Changes in Control
         ------------------

         The management and control of the General Partner and of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

(a) The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.
(b)      The Partnership has no directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to the Partnership's principal independent registered public accounting firm for the years ended March 31:

                     2007          2006         2005        2004          2003
                    -------      -------      -------      -------      -------

Audit Fees          $ 5,122      $    --      $   707      $14,229      $16,045
Audit-related Fees       --           --           --           --           --
Tax Fees              2,625        5,000           --        3,000        3,000
All Other Fees           --           --           --           --           --
                    -------      -------      -------      -------      -------
TOTAL               $ 7,747      $ 5,000      $   707      $17,229      $19,045
                    =======      =======      =======      =======      =======


The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership's independent auditors are preapproved by the General Partner.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial statements included in Part II hereof
         -------------------------------------------------------

         Balance Sheets, March 31, 2007, 2006, 2005, 2004 and 2003
         Statements of Operations for the years ended March 31, 2007, 2006,
           2005, 2004, 2003 and 2002
         Statements of Partners' Equity (Deficit) for the years ended March 31,
           2007, 2006, 2005, 2004, 2003 and 2002
         Statements of Cash Flows for the years ended March 31, 2007, 2006,
           2005, 2004, 2003 and 2002
         Notes to Financial Statements

(a)(2)   List of Financial statement schedules included in Part IV hereof:
         -----------------------------------------------------------------

         Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3)   Exhibits.
         ---------

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

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2 Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.1 Amended and Restated Agreement of Limited Partnership of Chillicothe Plaza Apts., L.P. filed as exhibit 10.1 to the current report on Form 8-K dated November 11, 1997, is herein incorporated by reference as
         Exhibit 99.1.

99.2 Amended and Restated Agreement of Spring Valley Terrace Apartments, L.L.C. filed as Exhibit 10.3 to Post-effective Amendment No. 1 to Registration statement, is herein incorporated by reference as Exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of El Reno Housing Associates Limited Partnership filed as Exhibit 10.1 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 99.3.

99.4 Second Amended and Restated Agreement of Limited Partnership of Hughes Villas Limited Partnership filed as Exhibit 10.2 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 99.4.

99.5.1 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Hughes Villas Limited Partnership filed as Exhibit 10.3 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 99.5.

99.6 Amended and Restated Agreement of Limited Partnership of Mark Twain Senior Community Limited Partnership filed as Exhibit 10.3 to the current report on Form 8-K dated January 15, 1998, is herein incorporated by reference as Exhibit 99.6.

99.7 Amended and Restated Agreement of Limited Partnership of Bradley Villas, L.P. filed as Exhibit 10.1 to Form 8-K dated April 1, 1998 is herein incorporated as Exhibit 99.7.

99.8 Amended and Restated Agreement of Limited Partnership of Murfreeburo Villas filed as Exhibit 10.5 to Form 8-K dated April 1, 1998 is herein incorporated as Exhibit 99.8.

99.9 Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-2 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 99.9.

99.10 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-2 filed as Exhibit 10.2 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 99.10.

99.11 Second Amended and Restated Agreement of Limited Partnership of United Development Co., L.P. - 97-1 filed as Exhibit 10.3 to Form 8-K dated April 30, 1998 is herein incorporated as Exhibit 99.11.

99.12 Second Amended and Restated Agreement of Limited Partnership of Concord Apartment Partners, L.P. filed as Exhibit 10.1 to Form 8-K dated May 31, 1998 is herein incorporated as Exhibit 99.12.

99.13 Amended and Restated Agreement of Limited Partnership of Mansur Wood Living Center, L.P. filed as Exhibit 10.1 to Form 8-K dated September 19, 1998 is herein incorporated as Exhibit 99.13.

99.14 Amended and Restated Agreement of Apartment Housing of Theodore, LTD filed as Exhibit 10.23 to Post-Effective Amendment No 3 to Registration Statement dated May 1, 1998 is herein incorporated as Exhibit 99.14.

99.15 Amended and Restated Agreement of Limited Partnership of Enhance, L.P. filed as Exhibit 10.15 to Form 10-K dated November 13, 2000 is herein incorporated as Exhibit 99.15.

99.16 Second Amended and Restated Agreement of Limited Partnership of Austin Gateway, Ltd.

99.17 Financial Statements of Mansur Wood, as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith).

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedules


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5


The audits referred to in our report dual dated July 16, 2003 and May 9, 2008, relating to the 2003 and 2002 financial statements of WNC Housing Tax Credit
Fund VI, L.P., Series 5 (the 'Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules, listed in Item 15(a)2, are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.


                                       /s/      BDO SEIDMAN, LLP
                                       -------------------------


Costa Mesa, California
July 16, 2003, except for Notes 2, 4, 6 and 7, as to which the date is May 9, 2008


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2007
                                      -------------------------------------    ---------------------------
                                               AS OF MARCH 31, 2007            INITIAL COST TO PARTNERSHIP
                                      -------------------------------------    ---------------------------
                                             TOTAL
                                         INVESTMENT IN      AMOUNT OF
    LOCAL LIMITED                        LOCAL LIMITED     INVESTMENT                     BUILDING &
   PARTNERSHIP NAME     LOCATION          PARTNERSHIP     PAID TO DATE         LAND      IMPROVEMENTS
-----------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama               $ 1,187,000     $ 1,187,000       $63,000   $ 2,195,000

Austin Gateway, Ltd.   Austin,
                       Texas                     131,000         131,000        13,000       417,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas                  501,000         501,000        30,000       933,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri                  972,000         972,000        56,000     1,844,000

Concord Apartment      Orlando, Florida
Partners, L.P.                                   470,000         470,000        90,000       279,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                                    3,040,000       3,040,000        75,000     5,240,000

Enhance, L.P.          Baton Rouge,
                       Louisiana                 620,000         620,000        48,000     1,254,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                      609,000         609,000        30,000     1,115,000

Hughes Villas Limited  Hughes, Arkansas
Partnership                                      182,000         182,000        12,000       938,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois                6,531,000       6,531,000        51,000    10,842,000

Mark Twain Senior      Oakland,
Community Limited      California
Partnership                                      740,000         740,000       130,000     2,134,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas                  685,000         685,000        16,000     1,184,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                                  716,000         716,000        39,000     1,361,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee               1,845,000       1,845,000       100,000     2,999,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee                 743,000         743,000        65,000       962,000
                                           -------------     -----------    -----------  -----------
                                           $  18,972,000     $18,972,000    $   818,000  $33,697,000
                                           =============     ===========    ===========  ============

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2007

                                                                                AS OF DECEMBER 31, 2006

                                          COST           MORTGAGE
                                        CAPITALIZED     BALANCES OF
    LOCAL LIMITED                      SUBSEQUENT TO    LOCAL LIMITED                  BUILDING &       ACCUMULATED       NET BOOK
   PARTNERSHIP NAME     LOCATION        ACQUISITION     PARTNERSHIPS       LAND         EQUIPMENT       DEPRECIATION        VALUE
------------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama             $ 89,000     $1,098,000       $ 63,000       $2,284,000      $ (599,000)       $1,748,000

Austin Gateway, Ltd.   Austin,
                       Texas                217,000        354,000         12,000          634,000        (139,000)          507,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas              37,000        523,000         30,000          970,000        (262,000)          738,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri              14,000        629,000         56,000        1,858,000        (350,000)        1,564,000

Concord Apartment      Orlando, Florid
Partners, L.P.                               79,000        260,000         90,000          358,000        (158,000)          290,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                                 668,000      2,463,000         75,000        5,908,000      (1,796,000)        4,187,000

Enhance, L.P.          Baton Rouge,
                       Louisiana            114,000        596,000         48,000        1,368,000        (474,000)          942,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                  79,000        502,000         30,000        1,194,000        (298,000)          926,000

Hughes Villas Limited  Hughes, Arkansa
Partnership                                  37,000        741,000         12,000          975,000        (295,000)          692,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois             197,000      3,623,000         51,000       11,039,000      (2,698,000)        8,392,000

Mark Twain Senior      Oakland,
Community Limited      California
Partnership                                 580,000      1,346,000        130,000        2,714,000      (1,300,000)        1,544,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas             (6,000)        717,000         82,000        1,178,000        (325,000)          935,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                              49,000        780,000         39,000        1,410,000        (318,000)        1,131,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee              1,000        846,000        100,000        3,000,000        (846,000)        2,254,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee             60,000        355,000         65,000        1,022,000        (371,000)          716,000
                                        -----------   ------------   ------------   --------------   -------------    --------------
                                        $ 2,215,000   $ 14,833,000   $    883,000   $   35,912,000   $ (10,229,000)   $   26,566,000
                                        ===========   ============   ============   ==============   =============    ==============



WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2007
                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2006
                                    -------------------------------------------------------------------------------------------
                                                                                     YEAR                          ESTIMATED
           LOCAL LIMITED                                                           INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME               RENTAL INCOME           NET LOSS            ACQUIRED         STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                   $ 157,000            $ (50,000)             1998       Completed          40.0

Austin Gateway, Ltd.                               59,000              (25,000)             2000       Completed          40.0

Bradley Villas Limited Partnership                 66,000              (32,000)             1998       Completed          40.0

Chillicothe Plaza Apts. L.P.                       98,000               (8,000)             1997       Completed          50.0

Concord Apartment Partners, L.P.                  113,000               (9,000)             1998       Completed          30.0

El Reno Housing Associates Limited
Partnership                                       517,000             (162,000)             1998       Completed          40.0

Enhance, L.P.                                      86,000              (48,000)             2000       Completed          27.5

Hillcrest Heights, L.P.                           177,000              (11,000)             1998       Completed          27.0

Hughes Villas Limited Partnership                 110,000              (27,000)             1998       Completed          40.0

Mansur Wood Living Center, L.P.                   669,000             (355,000)             1998       Completed          27.5

Mark Twain Senior Community
Limited Partnership                               549,000              (76,000)             1998       Completed          27.5

Murfreesboro Villas Limited
Partnership                                        92,000              (34,000)             1998       Completed          40.0

Spring Valley Terrace Apartments,
LLC                                                61,000              (57,000)             1997       Completed          40.0

United Development Co., L.P. - 97.1               327,000              (58,000)             1998       Completed          27.5

United Development Co., L.P. - 97.2               122,000              (24,000)             1998       Completed          27.5
                                              -----------            ---------
                                              $ 3,203,000            $(976,000)
                                              ===========            =========


WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2006
                                      -------------------------------------    ---------------------------
                                               AS OF MARCH 31, 2006            INITIAL COST TO PARTNERSHIP
                                      -------------------------------------    ---------------------------
                                             TOTAL
                                         INVESTMENT IN      AMOUNT OF
    LOCAL LIMITED                        LOCAL LIMITED     INVESTMENT                     BUILDING &
   PARTNERSHIP NAME     LOCATION          PARTNERSHIP     PAID TO DATE         LAND      IMPROVEMENTS
----------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama                $1,187,000      $1,187,000        $63,000   $ 2,195,000

Austin Gateway, Ltd.   Austin,
                       Texas                     131,000         131,000         13,000       417,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas                  501,000         501,000         30,000       933,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri                  972,000         972,000         56,000     1,844,000

Concord Apartment      Orlando, Florida
Partners, L.P.                                   470,000         470,000         90,000       279,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                                    3,040,000       3,040,000         75,000     5,240,000

Enhance, L.P.          Baton Rouge,
                       Louisiana                 620,000         620,000         48,000     1,254,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                      609,000         609,000         30,000     1,115,000

Hughes Villas Limited  Hughes, Arkansas
Partnership                                      182,000         182,000         12,000       938,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois                6,531,000       6,531,000         51,000    10,842,000

Mark Twain Senior      Oakland,
Community Limited      California
Partnership                                      740,000         740,000        130,000     2,134,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas                  685,000         685,000         16,000     1,184,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                                  716,000         716,000         39,000     1,361,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee               1,845,000       1,845,000        100,000     2,999,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee                 743,000         743,000         65,000       962,000
                                             -----------     -----------       --------   -----------
                                             $18,972,000     $18,972,000       $818,000   $33,697,000
                                             ===========     ===========       ========   ===========

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2006
                                                     -----------------------------------------------------------------------------
                                                                            AS OF DECEMBER 31, 2005
                                                     -----------------------------------------------------------------------------
                                          COST         MORTGAGE
                                        CAPITALIZED   BALANCES OF
    LOCAL LIMITED                      SUBSEQUENT TO  LOCAL LIMITED                  BUILDING &       ACCUMULATED       NET BOOK
   PARTNERSHIP NAME     LOCATION        ACQUISITION   PARTNERSHIPS       LAND         EQUIPMENT       DEPRECIATION        VALUE
----------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama           $ 90,000     $1,110,000        $63,000       $2,285,000      $ (535,000)       $1,813,000

Austin Gateway, Ltd.   Austin,
                       Texas              217,000        363,000         12,000          634,000        (123,000)          523,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas            36,000        524,000         30,000          969,000        (236,000)          763,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri                 -        649,000         56,000        1,844,000        (304,000)        1,596,000

Concord Apartment      Orlando, Florid
Partners, L.P.                             79,000        264,000         90,000          358,000        (149,000)          299,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                               668,000      2,488,000         75,000        5,908,000      (1,567,000)        4,416,000

Enhance, L.P.          Baton Rouge,
                       Louisiana          115,000        604,000         48,000        1,369,000        (427,000)          990,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                78,000        514,000         30,000        1,193,000        (261,000)          962,000

Hughes Villas Limited  Hughes, Arkansa
Partnership                                37,000        745,000         12,000          975,000        (271,000)          716,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois           151,000      3,725,000         51,000       10,993,000      (2,284,000)        8,760,000

Mark Twain Senior      Oakland,
Community Limited      California
Partnership                               449,000      1,366,000        130,000        2,583,000      (1,208,000)        1,505,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas           (6,000)        691,000         82,000        1,178,000        (292,000)          968,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                            49,000        714,000         39,000        1,410,000        (283,000)        1,166,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee                -        858,000        100,000        2,999,000        (737,000)        2,362,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee           60,000        359,000         65,000        1,022,000        (335,000)          752,000
                                       ----------    -----------    -----------   --------------  --------------    --------------
                                       $2,023,000    $14,974,000    $   883,000   $   35,720,000  $   (9,012,000)   $   27,591,000
                                       ==========    ===========    ===========   ==============  ===============   ==============





WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2006
                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2005
                                    -------------------------------------------------------------------------------------------
                                                                                     YEAR                          ESTIMATED
           LOCAL LIMITED                                                           INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME               RENTAL INCOME           NET LOSS            ACQUIRED         STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                   $ 163,000            $ (44,000)             1998       Completed          40.0

Austin Gateway, Ltd.                               69,000              (36,000)             2000       Completed          40.0

Bradley Villas Limited Partnership                 63,000              (33,000)             1998       Completed          40.0

Chillicothe Plaza Apts. L.P.                      102,000              (22,000)             1997       Completed          50.0

Concord Apartment Partners, L.P.                  112,000              (27,000)             1998       Completed          30.0

El Reno Housing Associates Limited
Partnership                                       490,000             (181,000)             1998       Completed          40.0

Enhance, L.P.                                      74,000              (51,000)             2000       Completed          27.5

Hillcrest Heights, L.P.                           152,000              (12,000)             1998       Completed          27.0

Hughes Villas Limited Partnership                 111,000              (35,000)             1998       Completed          40.0

Mansur Wood Living Center, L.P.                   687,000             (219,000)             1998       Completed          27.5

Mark Twain Senior Community
Limited Partnership                               559,000              (21,000)             1998       Completed          27.5

Murfreesboro Villas Limited
Partnership                                        94,000              (51,000)             1998       Completed          40.0

Spring Valley Terrace Apartments,
LLC                                                56,000              (44,000)             1997       Completed          40.0

United Development Co., L.P. - 97.1               250,000             (111,000)             1998       Completed          27.5

United Development Co., L.P. - 97.2               108,000              (51,000)             1998       Completed          27.5
                                               ----------           ----------
                                               $3,090,000           $ (938,000)
                                               ==========           ==========




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2005

                                      -------------------------------------    ---------------------------
                                               AS OF MARCH 31, 2005            INITIAL COST TO PARTNERSHIP
                                      -------------------------------------    ---------------------------
                                             TOTAL
                                         INVESTMENT IN      AMOUNT OF
    LOCAL LIMITED                        LOCAL LIMITED     INVESTMENT                     BUILDING &
   PARTNERSHIP NAME     LOCATION          PARTNERSHIP     PAID TO DATE         LAND      IMPROVEMENTS
-----------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama                $1,187,000      $1,187,000        $63,000   $ 2,195,000

Austin Gateway, Ltd.   Austin,
                       Texas                     131,000         131,000         13,000       417,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas                  501,000         501,000         30,000       933,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri                  972,000         972,000         56,000     1,844,000

Concord Apartment      Orlando, Florida
Partners, L.P.                                   470,000         470,000         90,000       279,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                                    3,040,000       3,040,000         75,000     5,240,000

Enhance, L.P.          Baton Rouge,
                       Louisiana                 620,000         620,000         48,000     1,254,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                      609,000         609,000         30,000     1,115,000

Hughes Villas Limited  Hughes, Arkansas
Partnership                                      182,000         182,000         12,000       938,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois                6,531,000       6,531,000         51,000    10,842,000

Mark Twain Senior
Community Limited      Oakland,
Partnership            California                740,000         740,000        130,000     2,134,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas                  685,000         685,000         16,000     1,184,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                                  716,000         716,000         39,000     1,361,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee               1,845,000       1,845,000        100,000     2,999,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee                 743,000         743,000         65,000       962,000
                                             -----------     -----------       --------   -----------
                                             $18,972,000     $18,972,000       $818,000   $33,697,000
                                             ===========     ===========       ========   ===========

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2005

                                                       -----------------------------------------------------------------------------
                                                                                AS OF DECEMBER 31, 2004
                                                       -----------------------------------------------------------------------------
                                           COST          MORTGAGE
                                         CAPITALIZED    BALANCES OF
    LOCAL LIMITED                       SUBSEQUENT TO  LOCAL LIMITED                   BUILDING &      ACCUMULATED       NET BOOK
   PARTNERSHIP NAME     LOCATION         ACQUISITION   PARTNERSHIPS       LAND         EQUIPMENT       DEPRECIATION        VALUE
------------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama             $ 89,000     $1,121,000       $ 63,000       $2,284,000      $ (470,000)       $1,877,000

Austin Gateway, Ltd.   Austin,
                       Texas                218,000        371,000         12,000          635,000        (108,000)          539,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas              37,000        526,000         30,000          970,000        (208,000)          792,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri             (1,000)        669,000         56,000        1,843,000        (257,000)        1,642,000

Concord Apartment      Orlando, Florid
Partners, L.P.                               79,000        266,000         90,000          358,000        (139,000)          309,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                                 669,000      2,511,000         75,000        5,909,000      (1,338,000)        4,646,000

Enhance, L.P.          Baton Rouge,
                       Louisiana            115,000        612,000         48,000        1,369,000        (374,000)        1,043,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                  79,000        541,000         30,000        1,194,000        (225,000)          999,000

Hughes Villas Limited  Hughes, Arkansa
Partnership                                  36,000        748,000         12,000          974,000        (246,000)          740,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois              89,000      3,820,000         51,000       10,931,000      (1,878,000)        9,104,000

Mark Twain Senior
Community Limited      Oakland,
Partnership            California           452,000      1,385,000        130,000        2,586,000      (1,157,000)        1,559,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas             (5,000)        693,000         82,000        1,179,000        (256,000)        1,005,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                              49,000        716,000         39,000        1,410,000        (247,000)        1,202,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee            (1,000)        859,000        100,000        3,000,000        (628,000)        2,472,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee             59,000        361,000         65,000        1,021,000        (299,000)          787,000
                                         ----------    -----------    -----------      -----------     -----------       -----------
                                         $1,966,000    $15,199,000    $   883,000      $35,663,000     $(7,830,000)      $28,716,000
                                         ==========    ===========    ===========      ===========     ============      ===========



WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2005

                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2004
                                    -------------------------------------------------------------------------------------------
                                                                                     YEAR                          ESTIMATED
           LOCAL LIMITED                                                           INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME               RENTAL INCOME           NET LOSS            ACQUIRED         STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                   $ 165,000            $ (58,000)             1998       Completed          40.0

Austin Gateway, Ltd.                               60,000              (26,000)             2000       Completed          40.0

Bradley Villas Limited Partnership                 56,000              (50,000)             1998       Completed          40.0

Chillicothe Plaza Apts. L.P.                       98,000              (14,000)             1997       Completed          50.0

Concord Apartment Partners, L.P.                  111,000               (7,000)             1998       Completed          30.0

El Reno Housing Associates Limited
Partnership                                       466,000             (167,000)             1998       Completed          40.0

Enhance, L.P.                                      75,000              (49,000)             2000       Completed          27.5

Hillcrest Heights, L.P.                           151,000              (33,000)             1998       Completed          27.0

Hughes Villas Limited Partnership                  94,000              (27,000)             1998       Completed          40.0

Mansur Wood Living Center, L.P.                   669,000             (481,000)             1998       Completed          27.5

Mark Twain Senior Community
Limited Partnership                               555,000              (58,000)             1998       Completed          27.5

Murfreesboro Villas Limited
Partnership                                        70,000              (46,000)             1998       Completed          40.0

Spring Valley Terrace Apartments,
LLC                                                64,000              (40,000)             1997       Completed          40.0

United Development Co., L.P. - 97.1               313,000              (91,000)             1998       Completed          27.5

United Development Co., L.P. - 97.2               118,000              (62,000)             1998       Completed          27.5
                                              -----------         ------------
                                              $ 3,065,000         $ (1,209,000)
                                              ===========         ============




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2004

                                      -------------------------------------    ---------------------------
                                               AS OF MARCH 31, 2004            INITIAL COST TO PARTNERSHIP
                                      -------------------------------------    ---------------------------
                                             TOTAL
                                         INVESTMENT IN      AMOUNT OF
    LOCAL LIMITED                        LOCAL LIMITED     INVESTMENT                     BUILDING &
   PARTNERSHIP NAME     LOCATION          PARTNERSHIP     PAID TO DATE         LAND      IMPROVEMENTS
-----------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama                $1,187,000      $1,187,000       $63,000   $ 2,195,000

Austin Gateway, Ltd.   Austin,
                       Texas                     131,000         131,000        13,000       417,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas                  501,000         501,000        30,000       933,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri                  972,000         972,000        56,000     1,844,000

Concord Apartment      Orlando, Florida
Partners, L.P.                                   470,000         470,000        90,000       279,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                                    3,040,000       2,901,000        75,000     5,240,000

Enhance, L.P.          Baton Rouge,
                       Louisiana                 620,000         620,000        48,000     1,254,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                      609,000         609,000        30,000     1,115,000

Hughes Villas Limited  Hughes, Arkansas
Partnership                                      182,000         182,000        12,000       938,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois                6,531,000       6,531,000        51,000    10,842,000

Mark Twain Senior      Oakland,
Community Limited      California
Partnership                                      740,000         715,000       130,000     2,134,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas                  685,000         685,000        16,000     1,184,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                                  716,000         716,000        39,000     1,361,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee               1,845,000       1,845,000       100,000     2,999,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee                 743,000         743,000        65,000       962,000
                                             -----------    ------------      --------   -----------
                                             $18,972,000    $ 18,808,000      $818,000   $33,697,000
                                             ===========    ============      ========   ===========



WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS

MARCH 31, 2004

                                                       -----------------------------------------------------------------------------
                                                                                AS OF DECEMBER 31, 2003
                                                       -----------------------------------------------------------------------------
                                           COST          MORTGAGE
                                         CAPITALIZED    BALANCES OF
    LOCAL LIMITED                       SUBSEQUENT TO  LOCAL LIMITED                   BUILDING &      ACCUMULATED       NET BOOK
   PARTNERSHIP NAME     LOCATION         ACQUISITION   PARTNERSHIPS       LAND         EQUIPMENT       DEPRECIATION        VALUE
------------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of   Theodore,
Theodore               Alabama         $    88,000    $ 1,130,000        $63,000      $ 2,283,000      $ (400,000)       $1,946,000

Austin Gateway, Ltd.   Austin,
                       Texas               218,000        377,000         12,000          635,000         (92,000)          555,000

Bradley Villas         Bradley,
Limited Partnership    Arkansas             37,000        527,000         30,000          970,000        (177,000)          823,000

Chillicothe Plaza      Chillicothe,
Apts. L.P.             Missouri             (1,000)       688,000         56,000        1,843,000        (211,000)        1,688,000

Concord Apartment      Orlando, Florid
Partners, L.P.                              76,000        272,000         90,000          355,000        (132,000)          313,000

El Reno Housing        El Reno,
Associates Limited     Oklahoma
Partnership                                669,000      2,339,000         75,000        5,909,000      (1,109,000)        4,875,000

Enhance, L.P.          Baton Rouge,
                       Louisiana           114,000        620,000         48,000        1,368,000        (316,000)        1,100,000

Hillcrest Heights,     Marshalltown,
L.P.                   Iowa                 79,000        553,000         30,000        1,194,000        (189,000)        1,035,000

Hughes Villas Limited  Hughes, Arkansa
Partnership                                 36,000        752,000         12,000          974,000        (222,000)          764,000

Mansur Wood Living     Carbon Cliff,
Center, L.P.           Illinois             90,000      3,909,000         51,000       10,932,000      (1,483,000)        9,500,000

Mark Twain Senior      Oakland,
Community Limited      California
Partnership                                440,000      1,402,000        130,000        2,574,000      (1,066,000)        1,638,000

Murfreesboro Villas    Murfreesboro,
Limited Partnership    Arkansas            (6,000)        663,000         82,000        1,178,000        (219,000)        1,041,000

Spring Valley Terrace  Mayer, Arizona
Apartments, LLC                             49,000        719,000         39,000        1,410,000        (208,000)        1,241,000

United Development     Memphis,
Co., L.P. - 97.1       Tennessee                 -        869,000        100,000        2,999,000        (518,000)        2,581,000

United Development     Memphis,
Co., L.P. - 97.2       Tennessee            60,000        365,000         65,000        1,022,000        (264,000)          823,000
                                        ----------    -----------      ---------     ------------    ------------      ------------
                                        $1,949,000    $15,185,000      $ 883,000     $ 35,646,000    $ (6,606,000)     $ 29,923,000
                                        ==========    ===========      =========     ============    =============     ============




WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2004


                                    -------------------------------------------------------------------------------------------
                                                               FOR THE YEAR ENDED DECEMBER 31, 2003
                                    -------------------------------------------------------------------------------------------
                                                                                     YEAR                          ESTIMATED
           LOCAL LIMITED                                                           INVESTMENT                     USEFUL LIFE
         PARTNERSHIP NAME               RENTAL INCOME           NET LOSS            ACQUIRED         STATUS         (YEARS)
-------------------------------------------------------------------------------------------------------------------------------

Apartment Housing of Theodore                   $ 158,000            $ (65,000)             1998       Completed          40.0

Austin Gateway, Ltd.                               52,000              (26,000)             2000       Completed          40.0

Bradley Villas Limited Partnership                 65,000              (33,000)             1998       Completed          40.0

Chillicothe Plaza Apts. L.P.                       99,000               (6,000)             1997       Completed          50.0

Concord Apartment Partners, L.P.                  108,000              (12,000)             1998       Completed          30.0

El Reno Housing Associates Limited
Partnership                                       468,000             (205,000)             1998       Completed          40.0

Enhance, L.P.                                      73,000              (61,000)             2000       Completed          27.5

Hillcrest Heights, L.P.                           160,000               (4,000)             1998       Completed          27.0

Hughes Villas Limited Partnership                  82,000              (40,000)             1998       Completed          40.0

Mansur Wood Living Center, L.P.                   632,000             (527,000)             1998       Completed          27.5

Mark Twain Senior Community
Limited Partnership                               572,000              (51,000)             1998       Completed          27.5

Murfreesboro Villas Limited
Partnership                                        52,000              (58,000)             1998       Completed          40.0

Spring Valley Terrace Apartments,
LLC                                                45,000              (57,000)             1997       Completed          40.0

United Development Co., L.P. - 97.1               324,000              (58,000)             1998       Completed          27.5

United Development Co., L.P. - 97.2               116,000              (38,000)             1998       Completed          27.5
                                               ----------          -----------
                                               $3,006,000          $(1,241,000)
                                               ==========          ===========





WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                                             --------------------------------------
                                                                     AS OF MARCH 31, 2003
                                                             --------------------------------------
                                                             PARTNERSHIP'S TOTAL
                                                             ORIGINAL INVESTMENT     AMOUNT OF
           LOCAL LIMITED                                       IN LOCAL LIMITED   INVESTMENT PAID
          PARTNERSHIP NAME                  LOCATION             PARTNERSHIPS         TO DATE
----------------------------------------------------------------------------------------------------


Apartment Housing of Theodore        Theodore, Alabama                $ 1,188,000      $ 1,188,000

Austin Gateway, Ltd.                 Austin, Texas                        131,000          131,000

Bradley Villas Limited Partnership   Bradley, Arkansas                    501,000          501,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri                972,000          972,000

Concord Apartment Partners, L.P.     Orlando, Florida                     470,000          470,000

El Reno Housing Associates Limited   El Reno, Oklahoma                  3,040,000        2,836,000
Partnership

Enhance, L.P.                        Baton Rouge, Louisiana               620,000          620,000

Hillcrest Heights, L.P.              Marshalltown, Iowa                   609,000          609,000

Hughes Villas Limited Partnership    Hughes, Arkansas                     182,000          182,000

Mansur Wood Living Center, L.P.      Carbon Cliff, Illinois             6,446,000        6,446,000

Mark Twain Senior Community Limited  Oakland, California                  740,000          715,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                        685,000          685,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                       716,000          716,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee                 1,845,000        1,845,000

United Development Co., L.P. - 97.2  Memphis, Tennessee                   743,000          743,000
                                                                     ------------      -----------
                                                                      $18,888,000      $18,659,000
                                                                     ============      ===========
                                       90

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                                            --------------------------------------------------------------
                                                                               AS OF DECEMBER 31, 2002
                                                            --------------------------------------------------------------

                                                             MORTGAGE LOANS
           LOCAL LIMITED                                    OF LOCAL LIMITED   PROPERTY AND   ACCUMULATED
          PARTNERSHIP NAME                  LOCATION          PARTNERSHIPS      EQUIPMENT    DEPRECIATION  NET BOOK VALUE
--------------------------------------------------------------------------------------------------------------------------


Apartment Housing of Theodore        Theodore, Alabama            $ 1,140,000    $ 2,346,000   $ (323,000)    $ 2,023,000

Austin Gateway, Ltd.                 Austin, Texas                    383,000        647,000      (76,000)        571,000

Bradley Villas Limited Partnership   Bradley, Arkansas                513,000      1,000,000     (146,000)        854,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri            708,000      1,899,000     (165,000)      1,734,000

Concord Apartment Partners, L.P.     Orlando, Florida                 277,000        445,000     (122,000)        323,000

El Reno Housing Associates Limited   El Reno, Oklahoma              2,358,000      5,984,000     (879,000)      5,105,000
Partnership

Enhance, L.P.                        Baton Rouge, Louisiana           628,000      1,417,000     (258,000)      1,159,000

Hillcrest Heights, L.P.              Marshalltown, Iowa               564,000      1,218,000     (152,000)      1,066,000

Hughes Villas Limited Partnership    Hughes, Arkansas                 755,000        986,000     (193,000)        793,000

Mansur Wood Living Center, L.P.      Carbon Cliff, Illinois         3,991,000     10,983,000   (1,079,000)      9,904,000

Mark Twain Senior Community Limited  Oakland, California           1,419,000      2,691,000      (970,000)      1,721,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                   673,000      1,261,000      (183,000)      1,078,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                  720,000      1,449,000      (170,000)      1,279,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee              877,000      3,099,000      (409,000)      2,690,000

United Development Co., L.P. - 97.2  Memphis, Tennessee              368,000      1,087,000      (226,000)        861,000
                                                                 -----------    -----------   -----------     -----------
                                                                 $15,374,000    $36,512,000   $(5,351,000)    $31,161,000
                                                                 ===========    ===========   ===========     ===========

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2003
                                     -------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED DECEMBER 31, 2002
                                     -------------------------------------------------------------------------------
                                                                     YEAR                        ESTIMATED
           LOCAL LIMITED                    RENTAL                 INVESTMENT                   USEFUL LIFE
          PARTNERSHIP NAME                  INCOME     NET LOSS     ACQUIRED     STATIS            (YEARS)
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
                                         ==========  ===========




WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002
                                                             --------------------------------------
                                                                     AS OF MARCH 31, 2002
                                                             --------------------------------------
                                                             PARTNERSHIP'S TOTAL     AMOUNT OF
           LOCAL LIMITED                                     INVESTMENT IN LOCAL  INVESTMENT PAID
          PARTNERSHIP NAME                  LOCATION         LIMITED PARTNERSHIPS     TO DATE
---------------------------------------------------------------------------------------------------


Apartment Housing of Theodore        Theodore, Alabama                $ 1,188,000      $ 1,188,000

Austin Gateway, Ltd.                 Austin, Texas                        131,000          131,000

Bradley Villas Limited Partnership   Bradley, Arkansas                    501,000          501,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri                972,000          972,000

Concord Apartment Partners, L.P.     Orlando, Florida                     470,000          470,000

El Reno Housing Associates Limited   El Reno, Oklahoma                  3,040,000        2,836,000
Partnership

Enhance, L.P.                        Baton Rouge, Louisiana               620,000          620,000

Hillcrest Heights, L.P.              Marshalltown, Iowa                   609,000          609,000

Hughes Villas Limited Partnership    Hughes, Arkansas                     182,000          182,000

Mansur Wood Living Center, L.P.      Carbon Cliff, Illinois             6,446,000        6,446,000

Mark Twain Senior Community Limited  Oakland, California                  740,000          715,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                        685,000          685,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                       716,000          716,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee                 1,845,000        1,845,000

United Development Co., L.P. - 97.2  Memphis, Tennessee                   743,000          743,000
                                                                      -----------      -----------
                                                                      $18,888,000      $18,659,000
                                                                      ===========      ===========
                                       93

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                                            --------------------------------------------------------------
                                                                               AS OF DECEMBER 31, 2001
                                                            --------------------------------------------------------------
                                                             MORTGAGE LOANS
           LOCAL LIMITED                                    OF LOCAL LIMITED   PROPERTY AND   ACCUMULATED
          PARTNERSHIP NAME                  LOCATION          PARTNERSHIPS      EQUIPMENT    DEPRECIATION  NET BOOK VALUE
--------------------------------------------------------------------------------------------------------------------------


Apartment Housing of Theodore        Theodore, Alabama            $ 1,140,000    $ 2,346,000    $(244,000)    $ 2,102,000

Austin Gateway, Ltd.                 Austin, Texas                    388,000        647,000      (60,000)        587,000

Bradley Villas Limited Partnership   Bradley, Arkansas                520,000        999,000     (115,000)        884,000

Chillicothe Plaza Apts. L.P.         Chillicothe, Missouri            727,000      1,899,000     (119,000)      1,780,000

Concord Apartment Partners, L.P.     Orlando, Florida                 281,000        445,000      (98,000)        347,000

El Reno Housing Associates Limited   El Reno, Oklahoma              2,367,000      5,984,000     (650,000)      5,334,000
Partnership

Enhance, L.P.                        Baton Rouge, Louisiana           636,000      1,416,000     (199,000)      1,217,000

Hillcrest Heights, L.P.              Marshalltown, Iowa               574,000      1,209,000     (117,000)      1,092,000

Hughes Villas Limited Partnership    Hughes, Arkansas                 758,000        986,000     (164,000)        822,000

Mansur Wood Living Center, L.P.      Carbon Cliff, Illinois         4,067,000     10,946,000     (675,000)     10,271,000

Mark Twain Senior Community Limited  Oakland, California            1,433,000      2,693,000     (875,000)      1,818,000
Partnership

Murfreesboro Villas Limited          Murfreesboro,                    634,000      1,258,000     (142,000)      1,116,000
Partnership                          Arkansas

Spring Valley Terrace Apartments,    Mayer, Arizona                   722,000      1,449,000     (131,000)      1,318,000
LLC

United Development Co., L.P. - 97.1  Memphis, Tennessee               885,000      3,099,000     (300,000)      2,799,000

United Development Co., L.P. - 97.2  Memphis, Tennessee               371,000      1,087,000     (185,000)        902,000
                                                                  -----------    -----------  -----------     -----------
                                                                  $15,503,000    $36,463,000  $(4,074,000)    $32,389,000
                                                                  ===========    ===========  ============    ===========







WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
SCHEDULE III
REAL ESTATE OWNED BY LOCAL LIMITED PARTNERSHIPS
MARCH 31, 2002

                                     -------------------------------------------------------------------------------
                                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                     -------------------------------------------------------------------------------
                                                                     YEAR                        ESTIMATED
           LOCAL LIMITED                    RENTAL                 INVESTMENT                   USEFUL LIFE
          PARTNERSHIP NAME                  INCOME     NET LOSS     ACQUIRED     STATIS            (YEARS)
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


                                       95

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

By:      WNC & Associates, Inc.,
         General Partner



         By:      /s/ Wilfred N. Cooper, Jr.
                  ----------------------------
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:    May 16, 2008

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

Date:    May 16, 2008




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:    May 16, 2008




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    May 16, 2008




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:    May 16, 2008