Form 10-Q
period 2007-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-19
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2007
                For the quarterly period ended September 30, 2007

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

                               INDEX TO FORM 10-Q

                  For the Quarterly Periods Ended June 30, 2007
                             and September 30, 2007

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

     Balance Sheets
             As of June 30, 2007, September 30, 2007 and March 31, 2007........3

     Statements of Operations
                      For the Three Months Ended June 30, 2007 and 2006........4
             For the Three and Six Months Ended September 30, 2007 and 2006....5

     Statement of Partners' Equity (Deficit)
             For the Three Months Ended June 30, 2007 .........................6
             For the Six Months Ended September 30, 2007 ......................6

     Statements of Cash Flows
             For the Three Months Ended June 30, 2007 and 2006.................7
             For the Six Months Ended September 30, 2007 and 2006..............8

     Notes to Financial Statements.............................................9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................18

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.......19

     Item 4. Controls and Procedures  ........................................19

     Item 4T.Controls and Procedures  ........................................20


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................20

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......20

     Item 3. Defaults Upon Senior Securities..................................20

     Item 4. Submission of Matters to a Vote of Security Holders..............20

     Item 5. Other Information................................................20

     Item 6. Exhibits.........................................................20

     Signatures...............................................................21

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)


                                                                   June 30, 2007        September 30, 2007       March 31, 2007
                                                               --------------------   ---------------------    -----------------
ASSETS

Cash                                                           $           137,421    $            138,236     $        143,541
Investments in Local Limited Partnerships, net (Note 2)                  7,228,531               6,985,982            8,470,127
                                                               --------------------   ---------------------    -----------------

Total Assets                                                   $         7,365,952    $          7,124,218     $      8,613,668
                                                               ====================   =====================    =================
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                    $           880,422    $            883,119     $        866,873
                                                               --------------------   ---------------------    -----------------
Partners' equity (deficit):
  General Partner                                                         (184,238)               (186,682)            (171,625)
  Limited Partners (25,000 Partnership Units authorized;
    25,000 Partnership Units issued and outstanding)                     6,669,768               6,427,781            7,918,420
                                                               --------------------   ---------------------    -----------------
            Total Partners' Equity                                       6,485,530               6,241,099            7,746,795
                                                               --------------------   ---------------------    -----------------
                Total Liabilities and Partners'Equity          $         7,365,952    $          7,124,218     $      8,613,668
                                                               ====================   =====================    =================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)


                                                      2007                              2006
                                                -----------------                -------------------
                                                  Three Months                      Three Months
                                                -----------------                -------------------
Reporting fees                                  $              -                 $                -
                                                -----------------                -------------------
Operating expenses:
  Amortization (Note 2)                                   15,481                             15,855
  Asset management fees (Note 3)                          17,517                             17,517
  Impairment loss (Note 2)                               999,047                            559,870
  Legal and accounting                                         -                                234
  Other                                                    2,282                                629
                                                -----------------                -------------------
    Total operating expenses                           1,034,327                            594,105
                                                -----------------                -------------------

Loss from operations                                  (1,034,327)                          (594,105)

Equity in losses of Local
 Limited Partnerships (Note 2)                          (227,068)                          (229,369)

Interest income                                              130                                145
                                                -----------------                -------------------

Net loss                                        $     (1,261,265)                $         (823,329)
                                                =================                ===================

Net loss allocated to:
  General Partner                               $        (12,613)                $           (8,233)
                                                =================                ===================

  Limited Partners                              $     (1,248,652)                $         (815,096)
                                                =================                ===================
Net loss per
  Partnership  Unit                             $            (50)                $              (33)
                                                =================                ===================

Outstanding weighted
  Partnership  Units                                      25,000                             25,000
                                                =================                ===================

                 See accompanying notes to financial statements
                                       4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                    For the Three Months and Six Months Ended
                           September 30, 2007 and 2006
                                   (unaudited)


                                                        2007                                       2006
                                        -------------------------------------     ---------------------------------------
                                             Three                 Six                 Three                  Six
                                             Months               Months               Months                Months
                                        -----------------     ---------------     ----------------      -----------------
Reporting fees                          $        19,000       $      19,000       $       53,685        $         3,685
                                        -----------------     ---------------     ----------------      -----------------

Operating expenses:
  Amortization (Note 2)                          15,481              30,962               15,855                 31,710
  Asset management fees (Note 3)                 17,517              35,034               17,517                 35,034
  Impairment loss (Note 2)                            -             999,047                    -                559,870
  Legal and accounting fees                       2,755               2,755                2,625                  2,859
  Other                                             683               2,965                2,759                  3,388
                                        -----------------     ---------------     ----------------      -----------------

    Total operating expenses                     36,436           1,070,763               38,756                632,861
                                        -----------------     ---------------     ----------------      -----------------

Income (Loss) from operations                   (17,436)         (1,051,763)              14,929               (579,176)

Equity in losses of Local
 Limited Partnerships (Note 2)                 (227,068)           (454,136)            (229,369)              (458,738)

Interest income                                      73                 203                  174                    318
                                        -----------------     ---------------     ----------------      -----------------

Net loss                                $      (244,431)      $  (1,505,696)      $     (214,266)             (1,037,596)
                                        =================     ===============     ================      =================

Net loss allocated to:
  General Partner                       $        (2,444)      $     (15,057)      $       (2,143)       $        (10,376)
                                        =================     ===============     ================      =================

  Limited Partners                      $      (241,987)      $  (1,490,639)      $     (212,123)       $     (1,027,220)
                                        =================     ===============     ================      =================

Net loss per
  Partnership Unit                      $           (10)      $         (60)       $          (8)       $            (41)
                                        =================     ===============     ================      =================

Outstanding weighted
  Partnership Units                              25,000              25,000               25,000                   25,000
                                        =================     ===============     ================      =================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  For the Three Months Ended June 30, 2007, and
                     the Six Months Ended September 30, 2007
                                   (unaudited)

                    For the Three Months Ended June 30, 2007

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2007           $    (171,625)       $     7,918,420       $       7,746,795

Net loss                                                     (12,613)            (1,248,652)             (1,261,265)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at June 30, 2007            $    (184,238)       $     6,669,768       $       6,485,530
                                                       ===============      ================      ==================


                                    For the Six Months Ended September 30, 2007
                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------
Partners' equity (deficit) at March 31, 2007           $    (171,625)       $    7,918,420        $       7,746,795

Net loss                                                     (15,057)           (1,490,639)              (1,505,696)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2007       $    (186,682)       $    6,427,781        $       6,241,099
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (unaudited)

                                                                            2007                 2006
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $ (1,261,265)       $    (823,329)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Amortization                                                          15,481               15,855
        Equity in losses of Local Limited Partnerships                       227,068              229,369
        Impairment loss                                                      999,047              559,870
        Change in accrued  fees and expenses due to
           General Partner and affiliates                                     13,549               18,381
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                   (6,120)                 146
                                                                        --------------      ---------------

Net increase (decrease) in cash                                               (6,120)                 146

Cash, beginning of period                                                    143,541              125,887
                                                                        --------------      ---------------

Cash, end of period                                                     $    137,421        $     126,033
                                                                        ==============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $          -        $           -
                                                                        ==============      ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                                                            2007                 2006
                                                                        --------------      ---------------
Cash flows from operating activities:
  Net loss                                                              $   1,505,696)      $   (1,037,596)
    Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Amortization                                                             30,962               31,710
      Equity in losses of Local Limited Partnerships                          454,136              458,738
      Impairment loss                                                         999,047              559,870
      Change in accrued  fees and expenses due to
      General Partner and affiliates                                           16,246               35,880
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                    (5,305)              48,602
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                (5,305)              48,602

Cash, beginning of period                                                     143,541              125,887
                                                                        --------------      ---------------

Cash, end of period                                                     $     138,236       $      174,489
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $           -       $            -
                                                                        ==============      ===============

                 See accompanying notes to financial statements
                                       8

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

      For the Quarterly periods ended June 30, 2007 and September 30, 2007
                                   (unaudited)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

Organization
------------

WNC Housing Tax Credit Fund VI, L.P., Series 5 is a California Limited Partnership (the "Partnership") was formed under the laws of the State of California on March 3, 1997 and commenced operations on August 29, 1997. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low-income housing tax credits ("Low Income Housing Tax Credits"). The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the "Local Limited Partnership Agreement").

The general partner of the Partnership is WNC & Associates, Inc. ("Associates") the "General Partner"). The chairman and president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through the General Partner, as the Partnership has no employees of its own.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest ("Partnership Units") at $1,000 per Partnership Unit.The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of dealer and volume discounts of $81,825 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax
Credits of the Partnership. The investors (the "Limited Partners") will be allocated the remaining 99% of these items in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of September 30, 2007, none of the Local Limited Partnerships had completed their 15 year compliance period.

With that in mind, the Partnership is continuing its review of the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2007. As of September 30, 2007, no Housing Complexes had been sold or selected for disposition.

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years. (See Note 2)

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

"Equity in losses of Local Limited Partnerships" for the periods ended June 30, 2007 and 2006 and September 30, 2007 and 2006, respectively, have been recorded by the Partnership. Management's estimate for the three and six-month period is based on either actual unaudited results reported by the Local Limited
Partnerships  or  historical  trends  in the  operations  of the  Local  Limited
Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30 and September 30, 2007 three investment accounts in Local Limited Partnerships had reached a zero balance.

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

Concentration of Credit Risk
----------------------------

At June 30, 2007 and September 30, 2007, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

Income Taxes
------------

No provision for income taxes has been recorded in the financial statements as any liability and or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2007 and 2006 was $15,481 and $15,855, respectively. For the six months ended September 30, 2007 and 2006 amortization expense was $30,962 and $31,710, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of June 30 and September 30, 2007, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $999,047 and $559,870, during the three months ended June 30, 2007 and 2006, respectively. There were no additional impairment losses for the

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

periods  ended  September  30, 2007 and  2006.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                  For the Three              For the Year
                                                                   Months Ended                  Ended
                                                                  June 30, 2007             March 31, 2007
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $           8,470,127        $   10,041,847
     Impairment loss                                                        (999,047)             (559,870)
     Equity in losses of Local Limited Partnerships                         (227,068)             (948,430)
     Amortization of capitalized acquisition fees and
     costs                                                                   (15,481)              (63,420)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period              $           7,228,531        $    8,470,127
                                                                ======================     ==================


                                                                   For the Six               For the Year
                                                                   Months Ended                  Ended
                                                                September 30, 2007          March 31, 2007
                                                              -----------------------      ------------------
     Investments per balance sheet, beginning of period        $           8,470,127       $     10,041,847
     Impairment loss                                                        (999,047)              (559,870)
     Equity in losses of Local Limited Partnerships                         (454,136)              (948,430)
     Amortization of capitalized acquisition fees and
     costs                                                                   (30,962)               (63,420)
                                                                ---------------------      ------------------
     Investments per balance sheet, end of period              $           6,985,982       $      8,470,127
                                                                =====================      ==================


                                                                        For the Three Months          For the Year
                                                                               Ended                     Ended
                                                                           June 30, 2007             March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            5,943,562      $          7,169,677
Acquisition fees and costs, net of accumulated amortization of
$650,765 and $635,284                                                               1,284,969                 1,300,450
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            7,228,531      $          8,470,127
                                                                       =======================     ====================

                                                                         For the Six Months           For the Year
                                                                               Ended                      Ended
                                                                         September 30, 2007          March 31, 2007
                                                                       -----------------------     --------------------
Investments in Local Limited Partnerships, net                         $            5,716,494      $          7,169,677
Acquisition fees and costs, net of accumulated amortization of
$666,246 and $635,284                                                               1,269,488                 1,300,450
                                                                       -----------------------     --------------------
Investments per balance sheet, end of period                           $            6,985,982      $          8,470,127
                                                                       =======================     ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

Selected financial information for the three months ended June 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                       2007                       2006
                                                               ----------------------      ------------------
        Revenues                                               $             836,000       $         836,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   215,000                 215,000
          Depreciation and amortization                                      309,000                 309,000
          Operating expenses                                                 556,000                 556,000
                                                               ----------------------      ------------------
            Total expenses                                                 1,080,000               1,080,000
                                                               ----------------------      ------------------

        Net loss                                               $            (244,000)      $        (244,000)
                                                               ======================      ==================

        Net loss allocable to the Partnership                  $            (242,000)      $        (242,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership
                                                               $            (227,000)      $        (229,000)
                                                               ======================      ==================

Selected financial information for the six months ended September 30, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                               2007                    2006
                                                                        -------------------    ---------------------
                Revenues                                                $        1,672,000     $            1,672,000
                                                                        -------------------    ---------------------
                Expenses:
                  Interest expense                                                 430,000                   430,000
                  Depreciation and amortization                                    618,000                   618,000
                  Operating expenses                                             1,112,000                 1,112,000
                                                                        -------------------    ---------------------
                Total expenses                                                   2,160,000                 2,160,000
                                                                        -------------------    ---------------------

                Net loss                                                $         (488,000)    $           (488,000)
                                                                        ===================    =====================

                Net loss allocable to the Partnership                   $         (485,000)    $           (485,000)
                                                                        ===================    =====================

                Net loss recorded by the Partnership                    $         (454,000)    $           (459,000)
                                                                        ===================    =====================

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

          (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $555,704, $541,119, and $526,534 as of September 30, 2007, June 30, 2007 and March 31, 2007,
               respectively.

          (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $110,542, $109,646, and $108,750 as of September 30, 2007, June 30, 2007
               and March 31, 2007, respectively.

          (c) An annual asset management fee in an amount not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable shareof mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,517 were incurred during each of the three months ended June 30, 2007 and 2006. For each of the six months ended September 30, 2007 and 2006, the Partnership incurred asset management fees of $35,034. The Partnership paid the General Partner or its affiliates $6,250 and $0, of those fees during the three months ended June 30, 2007 and 2006, respectively, and for the six months ended September 30, 2007 and 2006 the Partnership paid $12,500 and $0, respectively, of those fees.

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

          (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2007 and 2006. For the six months ended September 30, 2007 and 2006, the Partnership reimbursed $12,008 and $5,402, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                               June 30, 2007       September 30,          March 31,
                                                                        2007                 2007
                                              ----------------    -----------------     ---------------
       Accrued asset management fees          $       422,794     $        434,061      $      411,527
       Expenses paid by the General
         Partners or affiliates on
         behalf of the Partnership
                                                      457,628              449,058             455,346
                                              ----------------    -----------------     ---------------
       Total                                  $       880,422     $        883,119      $       866,873
                                              ================    =================     ===============

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      For the Quarterly Periods Ended June 30, 2007 and September 30, 2007
                                   (unaudited)

NOTE 4 ADVANCES TO LOCAL LIMITED PARTNERSHIPS
---------------------------------------------

The Partnership had made advances which were used to facilitate timely escrow payments. No such advances were made to the Local Limited Partnerships during the quarterly periods ended June 30, 2007 and September 30, 2007. As of September 30, 2007, total advances made to Local Limited Partnerships were $900,916, all of which have been reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership's future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2007 and 2006 and the three and six months ended September 30, 2007 and 2006, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2007 consisted of $137,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $7,229,000. Liabilities at June 30, 2007 consisted of $880,000 of accrued fees and expenses due to the General Partner affiliates.

The Partnership's assets at September 30, 2007 consisted of $138,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $6,986,000. Liabilities at September 30, 2007 consisted of $883,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. The Partnership's net loss for the three months ended June 30, 2007 was $(1,261,000), reflecting an increase of approximately $(438,000) from the net loss of $(823,000) for the three months ended June 30, 2006. The increase in net loss was due to the increase in impairment loss of $(439,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. The equity in losses of Local Limited Partnerships decreased by $2,000 to $(227,000) for the three months ended June 30, 2007 from $(229,000)
for the three months ended June 30, 2006. The decrease in equity in losses of Local Limited Partnerships is due to the Partnership not recognizing losses of one additional Local Limited Partnership, for which the Partnership's investment balance had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Three  Months  Ended  September  30,  2007  Compared to the Three  Months  Ended
September  30,  2006  The  Partnership's  net loss for the  three  months  ended
September 30, 2007 was $(244,000), reflecting an increase of approximately $(30,000) from the net loss of $(214,000) for the three months ended September 30, 2006. The primary factor for the increase is the reporting fees decreased by $(35,000) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of equity in losses of Local Limited Partnerships of $2,000 to $(227,000) for the three months ended September 30, 2007 from $(229,000) for the three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to the Six Months Ended September 30, 2006 The Partnership's net loss for the six months ended September 30, 2007 was $(1,506,000), reflecting an increase of approximately $(468,000) from the net loss of $(1,038,000) for the six months ended September 30, 2006. The increase in net loss was due primarily to the increase in impairment loss of $(439,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. There was also a decrease is the reporting fees of $(35,000) for the six months ended September 30, 2007 compared to the six months ended September 30, 2006 due to the fact that Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was a decrease of $5,000 of equity in losses of Local Limited Partnerships to $(454,000) for the six months ended September 30, 2007 from $(459,000) for the six months ended September 30, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships and the Partnership not recognizing losses for which the Partnership's investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Capital Resources and Liquidity

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Net cash used during the three months ended June 30, 2007 was $(6,000), compared to net cash provided during the three months ended June 30, 2006 of $0, reflecting a change of $(6,000). The change was due to the Partnership paying the General Partner or an affiliate $(6,000) for accrued asset management fees for the three months ended June 30, 2007 compared to $0 reimbursed during the three months ended June 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006 Net cash used during the six months ended September 30, 2007 was $(5,000), compared to net cash provided during the six months ended September 30, 2006 of $49,000, reflecting a change of $(54,000). During the six months ended September 30, 2006 the reporting fees collected by the Partnership were $35,000 more than the reporting fees collected during the six months ended September 30, 2007. Additionally, during the six months ended September 30, 2007 the Partnership reimbursed the General Partner or an affiliate $(24,000) for accrued asset management fees and reimbursement of expenses paid on its behalf compared to $(5,000) for the six months ended September 30, 2006.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarters ended June 30, 2007 and September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 4T.  Controls and Procedures

This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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