Form 10-Q
period 2007-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2008-05-19
CIK 1036500

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                               INDEX TO FORM 10-Q

                For the Quarterly period Ended December 31, 2007


 PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
          As of December 31, 2007 and March 31, 2007...........................3

  Statements of Operations
          For the Three and Nine Months Ended December 31, 2007 and 2006.......4

  Statement of Partners' Equity (Deficit)
          For the Nine Months Ended December 31, 2007 .........................5

  Statements of Cash Flows
          For the Nine Months Ended December 31, 2007 and 2006.................6

  Notes to Financial Statements................................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..........16

  Item 4. Controls and Procedures  ...........................................16

  Item 4T.Controls and Procedures  ...........................................16

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................................16

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........16

  Item 3. Defaults Upon Senior Securities.....................................17

  Item 4. Submission of Matters to a Vote of Security Holders.................17

  Item 5. Other Information...................................................17

  Item 6. Exhibits............................................................17

  Signatures..................................................................18

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                December 31,
                                                                   2007             March 31, 2007
                                                              ------------------   ------------------
ASSETS
Cash                                                         $           137,412  $           143,541
Investments in Local Limited Partnerships, net (Note 2)                6,743,433            8,470,127
                                                              ------------------   ------------------

Total Assets                                                 $         6,880,845  $         8,613,668
                                                              ==================   ==================


Liabilities:

  Accrued fees and expenses due to
    General Partner and affiliates (Note 3)                  $           898,409  $           866,873
                                                              ------------------   ------------------


Partners' equity (deficit):

  General Partner                                                       (189,269)            (171,625)
  Limited Partners (25,000 Partnership Units authorized;
    25,000 Partnership Units issued and outstanding)                   6,171,705            7,918,420
                                                              ------------------   ------------------

        Total Partners' Equity                                         5,982,436            7,746,795
                                                              ------------------   ------------------
              Total Liabilities and Partners'                $         6,880,845  $         8,613,668
                                                              ==================   ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)


                                                        2007                                      2006
                                         -----------------------------------   ----------------------------------------
                                             Three                 Nine             Three                    Nine
                                            Months                Months            Months                  Months
                                         --------------        -------------     ---------------         --------------

Reporting fees                           $       7,000         $     26,000     $             -          $      53,685
                                         --------------        -------------     ---------------         --------------

Operating expenses:

 Amortization (Note 2)                          15,481               46,443              15,855                 47,565
 Asset management fees (Note 3)                 17,517               52,551              17,517                 52,551
 Impairment loss (Note 2)                            -              999,047                   -                559,870
 Write off of advances from Local
  Limited Partnerships (Note 4)                  4,500                4,500                   -                      -
 Legal and accounting fees                           -                2,755                 407                  3,266
  Other                                          1,100                4,065               1,079                  4,468
                                         --------------        -------------     ---------------         --------------

 Total operating expenses                       38,598            1,109,361              34,858                667,720
                                         --------------        -------------     ---------------         --------------

Loss from operations                           (31,598)          (1,083,361)            (34,858)              (614,035)

Equity in losses of Local
 Limited Partnerships (Note 2)                (227,068)            (681,204)           (229,369)              (688,107)

Interest income                                     3                   206                 199                    517
                                         --------------        -------------     ---------------         --------------

Net loss                                 $    (258,663)       $  (1,764,359)           (264,028)         $  (1,301,625)
                                         ==============        =============     ===============         ==============

Net loss allocated to:
 General Partner                         $      (2,587)       $     (17,644)    $        (2,640)         $     (13,016)
                                         ==============       ==============     ===============         ==============

 Limited Partners                        $    (256,076)       $  (1,746,715)    $      (261,388)         $  (1,288,609)
                                         ==============       ==============     ===============         ==============

Net loss per
 Partnerships Units                      $         (10)       $         (70)    $           (10)         $         (52)
                                         ==============       ==============     ===============         ==============

Outstanding weighted
 Partnership Units                              25,000               25,000              25,000                 25,000
                                         ==============       ==============     ===============         ==============


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2007
                                   (unaudited)



                                                          General               Limited
                                                          Partner               Partners                  Total
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at March 31, 2007           $     (171,625)      $     7,918,420       $        7,746,795

Net loss                                                      (17,644)           (1,746,715)              (1,764,359)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at December 31, 2007        $     (189,269)      $     6,171,705       $        5,982,436
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2007 and 2006
                                   (unaudited)

                                                                            2007                 2006
                                                                        --------------      ---------------
Cash flows from operating activities:

 Net loss                                                               $  (1,764,359)      $   (1,301,625)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Amortization                                                            46,443               47,565
       Equity in losses of Local Limited Partnerships                         681,204              668,107
       Impairment loss                                                        999,047              559,870
       Advances to Local Limited Partnerships                                  (4,500)                   -
       Write off of advances to Local Limited Partnerships                      4,500                    -
       Change in accrued  fees and expenses due to
          General Partner and affiliates                                       31,536               42,583
                                                                        --------------      ---------------
        Net cash provided by (used in) operating activities                    (6,129)              36,500
                                                                        --------------      ---------------

Net increase (decrease) in cash                                                (6,129)              36,500

Cash, beginning of period                                                     143,541              125,887
                                                                        --------------      ---------------

Cash, end of period                                                     $     137,412       $      162,387
                                                                        ==============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Taxes paid                                                           $           -       $            -
                                                                        ==============      ===============


                 See accompanying notes to financial statements
                                       6

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly period ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2007.

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding reserves equal to their capital contributions and their return on investment (as defined in the Partnership

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly period ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly period ended December 31, 2007
                                   (unaudited)

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

Exit Strategy
-------------

The IRS compliance period for Low-Income Housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments using the Low Income Housing Tax Credits. The initial programs are completing their compliance periods. As of December 31, 2007, none of the Local Limited Partnerships had completed the 15 year compliance period.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners' return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2007. As of December 31, 2007, no Housing Complexes had been sold or selected for disposition.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly period ended December 31, 2007
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

"Equity in losses of Local Limited Partnerships" for the periods ended December 31, 2007 and 2006 have been recorded by the Partnership. Management's estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, the related costs of acquiring the investment are impaired. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2007 three investment accounts in Local Limited Partnerships had reached a zero balance.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the country-regionplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly period ended December 31, 2007
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

Amortization
------------

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the for the nine months ended December 31, 2007 and 2006 was $46,443 and $47,565, respectively.

Impairment
---------

A loss in value of a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total of the remaining Low Income Housing Tax Credits allocate to the Partnership and the estimated residual value to the Partnership.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
--------------------------------------------------

As of December 31, 2007, the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

A loss in value from a Local Limited Partnership other than a temporary decline is recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining Low Income Tax Credits allocated to the Partnership and the estimated residual value to the Partnership. Accordingly, the Partnership recorded an impairment loss of $999,047 and $559,870, during the nine months ended December 31, 2007 and 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly period ended December 31, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

                                                                   For the Nine              For the Year
                                                                   Months Ended                  Ended
                                                                December 31, 2007           March 31, 2007
                                                               ----------------------      ------------------
   Investments per balance sheet, beginning of period          $          8,470,127       $      10,041,847
   Impairment loss                                                         (999,047)               (559,870)
   Equity in losses of Local Limited Partnerships                          (681,204)               (948,430)
   Amortization of capitalized acquisition fees and costs                   (46,443)                (63,420)
                                                               ----------------------      ------------------
     Investments per balance sheet, end of period              $          6,743,433       $       8,470,127
                                                               ======================      ==================


                                                                        For the Nine Months           For the Year
                                                                               Ended                      Ended
                                                                         December 31, 2007           March 31, 2007
                                                                       -----------------------     --------------------
   Investments in Local Limited Partnerships, net                      $           5,489,426      $          7,169,677
   Acquisition fees and costs, net of accumulated amortization of
   $681,727 and $635,284                                                           1,254,007                 1,300,450
                                                                       -----------------------     --------------------
     Investments per balance sheet, end of period                      $           6,743,433      $           8,470,127
                                                                       =======================     ====================


Selected financial information for the nine months ended December 31, 2007 and 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                                COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2007                     2006
                                                               ----------------------      ------------------
        Revenues                                               $           2,508,000       $       2,508,000
                                                               ----------------------      ------------------
        Expenses:
          Interest expense                                                   646,000                 646,000
          Depreciation and amortization                                      927,000                 927,000
          Operating expenses                                               1,667,000               1,667,000
                                                               ----------------------      ------------------
        Total expenses                                                     3,240,000               3,240,000
                                                               ----------------------      ------------------

        Net loss                                               $            (732,000)               (732,000)
                                                               ======================      ==================

        Net loss allocable to the Partnership$                              (727,000)      $        (727,000)
                                                               ======================      ==================
        Net loss recorded by the Partnership                   $            (681,000)      $        (688,000)
                                                               ======================      ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly period ended December 31, 2007
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued
-------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

          (a) Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $570,289 and $526,534 as of December 31, 2007 and March 31, 2007, respectively.

          (b) Reimbursement of costs incurred by the General Partner or an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership incurred acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships. Accumulated amortization was $111,438 and $108,750 as of December 31, 2007 and March 31, 2007,
               respectively.

          (c) An annual asset management fee in an amount not to exceed 0.2% of the Invested Assets of the Partnership, as defined. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $52,551 were incurred during each of the nine months ended December 31, 2007 and 2006. Of those fees, the Partnership paid the General Partner or its affiliates $12,500 and $6,250 during the nine months ended December 31, 2007 and 2006.

          (d) A subordinated disposition fee is an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fees were incurred for the quarter ended December 31, 2007.

          (e) The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $15,335 and $11,453 during each of the nine months ended December 31, 2007 and 2006, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly period ended December 31, 2007
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                               December 31,          March 31,
                                                                  2007                 2007
                                                            --------------      -----------------
  Accrued asset management fees                             $     451,578       $       411,527
  Expenses paid by the General Partners or
    affiliates on behalf of the Partnership                       446,831               455,346
                                                            --------------      -----------------
   Total                                                    $     898,409       $       866,873
                                                            ==============      =================


The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS
----------------------------------------------

During the nine months ended December 31, 2007, the Partnership advanced approximately $4,500 to one of the Local Limited Partnerships, in which the Partnership is a limited partner. The Partnership had made advances which were used to facilitate timely escrow payments. As of December 31, 2007, total advances made to Local Limited Partnerships were $905,416, all of which have been reserved. The Partnership determined the recoverability of these advances to be improbable and, accordingly, a reserve had been recorded.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2007 and 2006 and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2007 consisted of $137,000 in cash and aggregate investments in the fifteen Local Limited Partnerships of $6,743,000. Liabilities at December 31, 2007 consisted of $898,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006 The Partnership's net loss for the three months ended December 31, 2007 was $(259,000), reflecting a decrease of approximately $5,000 from the net loss of $(264,000) for the three months ended December 31, 2006. The primary factor for the decrease was in increase in reporting fees of $7,000 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. There was also a $2,000 decrease in equity in losses of Local Limited Partnerships for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships and the Partnership not recognizing losses for which the Partnership's investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Additionally, there was a $(5,000) increase in bad debt expense.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006 The Partnership's net loss for the nine months ended December 31, 2007 was $(1,764,000), reflecting an increase of approximately $(462,000) from the net loss of $(1,302,000) for the nine months ended December 31, 2006. The increase in net loss was primarily due to the $(469,000) increase in loss from operations. That increase was mainly the result of an increase in impairment loss of $(439,000). The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value to the Partnership compared to the current carrying value to the Partnership. Reporting fees decreased by $(28,000) for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment. Additionally, bad debt expense increased by $(5,000).

Offsetting the increase in the loss from operations was a decrease of equity in losses of Local Limited Partnerships of $7,000 to $(681,000) for the nine months ended December 31, 2007 from $(688,000) for the nine months ended December 31, 2006. The equity in losses can vary each year depending on the operations of each of the Local Limited Partnerships and the Partnership not recognizing losses for which the Partnership's investment balances had reached zero. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized.

Capital Resources and Liquidity

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006 Net cash used during the nine months ended December 31, 2007 was $(6,000), compared to net cash provided during the nine months ended December 31, 2006 of $37,000, reflecting a change of $(43,000). The change was mainly due to the fact that the Partnership collected $28,000 more in reporting fees for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2007. Additionally, during the nine months ended December 31, 2007 the Partnership paid its General Partner or an affiliate $28,000 for accrued asset management fees and reimbursement for expenses paid on its behalf compared to $18,000 paid during the nine months ended December 31, 2006.

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

          Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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