Form 10-K/A
period 2007-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2009-09-08
CIK 1036500

UNITED STATES

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

                         Commission file number: 0-24855

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   California                            33-0745418
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)

             17782 Sky Park Circle,
                   Irvine, CA                          92614-6404
      (Address of principal executive offices)        (zip code)

                                 (714) 662-5565
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act              Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]


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

Large accelerated filer [_]     Accelerated filer [_]
Non-accelerated filer  [X]      Smaller reporting company [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X]


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

                                      NONE

                                EXPLANATORY NOTE

     WNC Housing Tax Credit Fund VI, L.P., Series 5 is filing this amendment to its Annual Report on Form 10-K for the period ended March 31, 2007 for the following modifications: Item 1. Business was modified to add additional disclosures related to the 15-year compliance period expiration dates. Item 1A. Risk Factors was modified to add additional disclosures regarding economic conditions related to the value of real estate, the risks related to the Partnership and the Partnership Agreement and the Partnership's inability to timely file and provide investors with periodic reports. Item 5a was revised to include additional disclosure regarding distributions to the Limited Partners. Additional disclosures were added to Item 7 regarding the liquidity and capital resources of the Partnership. The Item 9A disclosure has been revised to include additional disclosure in the disclosure controls and procedures section. Item 10 was revised to add the information for two Directors of an affiliate of the General Partner. Additional disclosures were added to Item 11 addressing compensation to the General Partner, reimbursement of expenses and sale of interest in properties due to the General Partner. Lastly, the Partnership added
Exhibit 99.17 and is filing the statements of operations and cash flows for Mansur Wood Living Center, L.P. for the three years preceding the date of the most recent audited balance sheet, in accordance with Rule 3-09 of Regulations S-X.

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

Pursuant to a registration statement Prospectus and Supplements thereto, filed with the U.S. Securities and Exchange Commission on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units"), at a price of $1,000 per Partnership Unit. Since inception, the Partnership has received and accepted subscriptions for 25,000 Partnership Units in the amount of $24,918,175, net of dealer and volume discounts of $81,825. Holders of Partnership Units are referred to herein as "Limited Partners."

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

The following table reflects the 15-year compliance period of the fifteen Housing Complexes:

             EXPIRATION DATE FOR 15-YEAR COMPLIANCE PERIOD
                 LOCAL LIMITED
                PARTNERSHIP NAME                15-YEAR EXPIRATION DATE
 -----------------------------------------------------------------------


 Apartment Housing of Theodore, Ltd.                               2013
 Bradley Villas, L.P.                                              2013
 Chillicothe Plaza Apts., L.P.                                     2014
 Hughes Villas, L.P.                                               2011
 Murfreesboro Villas, L.P.                                         2013
 El Reno Housing Association, L.P.                                 2015
 Spring Valley Terrace Apts., LLC                                  2012
 Mark Twain Senior Community L.P.                                  2012
 Concord Apartment Partners, L.P.                                  2011
 Hillcrest Heights, L.P.                                           2010
 United Development Co., L.P. 97.2                                 2013
 United Development Co., L.P. 97.1                                 2013
 Mansur Wood Living Center, L.P.                                   2015
 Enhanced Limited Partnership                                      2013
 Austin Gateway, Ltd.                                              2011


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

     For each of the years ended March 31, 2007, 2006, 2005 and 2004, a loss in value of the Partnership's investments in Local Limited Partnerships, other than a temporary decline, was recorded as an impairment loss in the Partnership's financial statements. Impairment is measured by comparing the Partnership's carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2007, 2006, 2005, and 2004 impairment loss related to investments in Local Limited Partnerships was $559,870, $759,132, $580,301, and $154,864, respectively.

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

(D) RISKS RELATED TO THE PARTNERSHIP AND THE PARTNERSHIP AGREEMENT

         THE PARTNERSHIP MAY BE UNABLE TO TIMELY PROVIDE FINANCIAL REPORTS TO THE LIMITED PARTNERS WHICH WOULD ADVERSELY AFFECT THEIR ABILITY TO MONITOR PARTNERSHIP OPERATIONS. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports. In some instances, the delay has been substantial. Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner. There cannot be any assurance that the Local General Partners will satisfy these obligations. If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports. That would impact the Limited Partners' ability to monitor Partnership operations. The Partnership's failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership. The failure to file could also result in sanctions imposed by the SEC. Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

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

         THE INTERESTS OF LIMITED PARTNERS MAY CONFLICT WITH THE INTERESTS OF THE GENERAL PARTNER AND ITS AFFILIATES. The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership. The General Partner and its affiliates receive substantial compensation from the Partnership. The General Partner decides how the Partnership's investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner's share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex were not sold. The result of these conflicts could be that a Partnership may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments are subject to substantial restrictions in the Partnership Agreement.

         Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

         The Partnership's accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $64,000, $70,000, and $70,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The Partnership's future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $70,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

         Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009.

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

c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than, perhaps, refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. For all years presented there were no such distributions paid to the Limited Partners.

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

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002 The Partnership's net loss for the year ended March 31, 2003 was $(1,393,000), reflecting a decrease of $(215,000) from the net loss $(1,608,000) experienced for the year ended March 31, 2002. The change is primarily due to a decrease in equity in losses of Local Limited Partnerships of $(320,000) to $(1,046,000) for the year ended March 31, 2003 from $(1,366,000) for the year ended March 31, 2002 and an increase in operating expenses of $119,000. The increase in operating expenses is primarily due to an increase of $141,000 in advances to Local Limited Partnerships written off from March 31, 2002 to March 31, 2003 which was also offset by a decrease in accounting and legal expense of $21,000, due to the legal increase being higher in 2002 compared to 2003. The increase in advances written off is due to one Local Limited Partnership that needed advances and the Partnership deemed the advances as uncollectible. In addition to the increase in operating expenses, reporting fees increased by $18,000 offset by a decrease in interest income of $6,000 during the year ended March 31, 2003. The differences in the reporting fees are due to the fact that Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnership's cash flow will allow for the payment.

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through April 30, 2009. Associates will evaluate the need for any future advances, and its ability and intention to provide such advances, and its ability and intention to provide such advances on a year to year basis. Please see "Risk Factors" under Item 1A of this annual report.

OTHER MATTERS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

See footnote 1 to the audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities Exchange Act of 1934.

    The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership's periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership's inability to file its periodic reports in a timely manner.

    Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer of Associates believe that the material information required to be disclosed in the Partnership's periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership's periodic reports.

(b) There were no changes in the Partnership's internal control over financial reporting that occurred during the periods ended March 31, 2007, 2006, 2005, or 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) IDENTIFICATION OF DIRECTORS, (B) IDENTIFICATION OF EXECUTIVE OFFICERS, (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES, (D) FAMILY RELATIONSHIPS, AND (E) BUSINESS EXPERIENCE

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


Wilfred N. Cooper, Sr.              Chairman
Wilfred N. Cooper, Jr.              President and Chief Executive Officer
David N. Shafer, Esq.               Executive Vice President
Michael J. Gaber                    Executive Vice President
Sylvester P. Garban                 Senior Vice President - Institutional
                                      Investments
Thomas J. Riha, CPA                 Senior Vice President - Chief Financial
                                      Officer
Thomas J. Hollingsworth             Vice President - Asset Management
Gregory S. Hand                     Vice President - Acquisitions
Melanie R. Wenk                     Vice President - Portfolio Management
                                      & Accounting
Kay L. Cooper                       Director of WNC & Associates, Inc.
Jennifer E. Cooper                 Director of WNC & Associates, Inc.

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

Kay L. Cooper, age 72, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 46, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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

(g)   PROMOTERS AND CONTROL PERSONS

      Inapplicable.

(h) AUDIT COMMITTEE FINANCIAL EXPERT, AND (I) IDENTIFICATION OF THE AUDIT COMMITTEE

      Neither the Partnership nor Associates has an audit committee.

(j)   CHANGES TO NOMINATING PROCEDURES

      Inapplicable.

(k)   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

None.

(l)   CODE OF ETHICS

      Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714)662-5565 extension 187.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partner and its affiliates are not permitted under Section 5.6.1 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement are summarized below.

(a) Compensation for Services

    For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Fees of $70,068, were incurred during each of the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, of which $6,250, $0, $0, $10,000, $0 and $16,795 were paid for the years ended March 31, 2007, 2006, 2005, 2004, 2003 and 2002, respectively.

    Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership's investments in Local Limited Partnership Interests, (ii) property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships or (iii) disposition services in connection with the sale of any Housing Complex owned by a Local Limited Partnership, for which a subordinated disposition fee may be payable. The Partnership had completed its investment stage, so no compensation for the services in (i) was paid during the periods covered by this report and none will be paid in the future. None of the compensation described in (ii) or (iii) above was paid or payable for such services during the periods covered by this report.

(b) Operating Expenses

    The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $16,135, $14,423, $15,249, $32,185, $37,387 and $88,513 during the years ended March 31, 2007,
    2006, 2005, 2004, 2003 and 2002, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $11,453, $15,177, $12,390, $9,082, $0 and $112,640 during the years ended March 31,
    2007, 2006, 2005, 2004, 2003 and 2002, respectively.

     Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership's Agreement of Limited Partnership (the "Agreement," incorporated as Exhibit 3.1 to this report). The Agreement defines "Operating Cash Expenses" as

       " . . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount."

    The Agreement provides that no such reimbursement shall be permitted for services for which the General Partner or any of its affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of the General Partner or any affiliate of the General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for the General Partner or any affiliate of the General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in the General Partner or any affiliate of the General Partner or a person having the power to direct or cause the direction of the General Partner or any affiliate of the General Partner, whether through the ownership of voting securities, by contract or otherwise.

(c) Interest in Partnership

    The General Partner receives 1% of the Partnership's allocated Low Income Housing Tax Credits, which approximated $26,658, $27,876, $27,886, $28,078 and $28,094, for the General Partner for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. The General Partner is also entitled to receive 1% of the Partnership's operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 or 2002. The General
    Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2007, 2006, 2005, 2004, 2003 or 2002.

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

         Schedule III, Real Estate Owned by Local Limited Partnerships

(a)(3) EXHIBITS.

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

99.16 Second Amended and Restated Agreement of Limited Partnership of Austin Gateway, Ltd.

99.17 Financial Statements of Mansur Wood, as of and for the years ended December 31, 2006, 2005 and 2004 together with Independent Auditors' Report thereon; a significant subsidiary of the Partnership. (filed herewith).

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

Date:    September 8, 2009

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

Date:    September 8, 2009




By:      /s/ Thomas J. Riha
         ------------------
         Thomas J. Riha,
         Senior  Vice-President - Chief Financial Officer
         of WNC & Associates,  Inc.
         (principal financial officer
         and principal accounting officer)

Date:    September 8, 2009




By:      /s/ Wilfred N. Cooper, Sr.
         --------------------------
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:    September 8, 2009




By:      /s/ Kay L. Cooper
         -----------------
         Kay L. Cooper
         Director of WNC & Associates, Inc.

Date:    September 8, 2009