Form 10-Q
period 2008-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2010-11-03
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2008 and 2007	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2008	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2008 and 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signatures		23

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2008	March 31, 2008

ASSETS

Cash	$135,942	$125,926
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,266,051	5,687,350

Total Assets	$2,401,993	$5,813,276

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,041,204	$912,289

Partners’ Equity (Deficit):
General Partner	(235,485)	(200,083)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	1,596,274	5,101,070

Total Partners’ Equity (Deficit)	1,360,789	4,900,987

Total Liabilities and Partners’ Equity (Deficit)	$2,401,993	$5,813,276

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007
(unaudited)

	2008	2007
	Three Months	Three Months

Reporting fees	$10,000	$-

Operating expenses and loss:
Amortization (Note 2)	15,481	15,481
Asset management fees (Note 3)	17,517	17,517
Legal and accounting fees	104,927	-
Impairment loss (Note 2)	3,162,730	999,047
Other	6,471	2,282

Total operating expenses and loss	3,307,126	1,034,327

Loss from operations	(3,297,126)	(1,034,327)

Equity in losses of Local
Limited Partnerships (Note 2)	(243,088)	(227,068)

Interest income	16	130

Net loss	$(3,540,198)	$(1,261,265)

Net loss allocated to:
General Partner	$(35,402)	$(12,613)

Limited Partners	$(3,504,796)	$(1,248,652)

Net loss per Partnership Unit	$(140)	$(50)

Outstanding weighted Partnership Units	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2008
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(200,083)	$5,101,070	$4,900,987

Net loss	(35,402)	(3,504,796)	(3,540,198)

Partners’ equity (deficit) at June 30, 2008	$(235,485)	$1,596,274	$1,360,789

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2008 and 2007
(unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(3,540,198)	$(1,261,265)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	15,481	15,481
Equity in losses of Local Limited Partnerships	243,088	227,068
Impairment loss	3,162,730	999,047
Increase in accrued fees and expenses due to
General Partner and affiliates	128,915	13,549

Cash provided by (used in) operating activities:	10,016	(6,120)

Net increase (decrease) in cash	10,016	(6,120)

Cash, beginning of period	125,926	143,541

Cash, end of period	$135,942	$137,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the "Partnership"), was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTNUED

For the Quarterly Period Ended June 30, 2008
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits.  The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  None of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes.  The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership.   Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2008.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to the quarterly period ended June 30, 2008, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.  See Note 5 for more information on these subsequent sales.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2008 and 2007 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by a company if it is the primary beneficiary because a primary beneficiary absorbs the majority of the entity’s expected losses, the majority of the expected   residual returns, or both. The Local Limited Partnerships in which the Partnership invests are VIEs.  However, management does not consolidate the Partnership’s interests in these VIE’s as the Partnership is not considered the primary beneficiary. The Partnership’s balance in its investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides to the Local Limited Partnerships in the future.

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2008, eight of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2008 and 2007 was $15,481. During the three months ended June 30, 2008 and 2007, impairment loss of $1,051,842 and $0, respectively, was recorded against these fees and costs.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Beginning with the impairment analysis performed as of June 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances.  If the residual estimate calculated at March 31, 2008 had been used in the impairment analysis as of June 30, 2008, impairment loss for the three months ended June 30, 2008 would have been approximately $416,000 lower.  For the three months ended June 30, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $2,110,888 and $999,047, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the three months ended June 30, 2008 and 2007, an impairment loss of $1,051,842 and $0, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2008 and March 31, 2008, the Partnership owns limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments per balance sheet, beginning of period	$5,687,350	$8,470,127
Equity in losses of Local Limited Partnerships	(243,088)	(1,029,446)
Impairment loss	(3,162,730)	(1,691,407)
Amortization of capitalized acquisition fees and costs	(15,481)	(61,924)
Investments per balance sheet, end of period	$2,266,051	$5,687,350

	For the Three Months Ended June 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$2,094,848	$4,448,824
Acquisition fees and costs, net of accumulated amortization of $0 and $697,208	171,203	1,238,526
Investments per balance sheet, end of period	$2,266,051	$5,687,350

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007

Revenues	$832,000	$836,000

Expenses:
Interest expense	204,000	215,000
Depreciation and amortization	317,000	309,000
Operating expenses	573,000	556,000
Total expenses	1,094,000	1,080,000

Net loss	$(262,000)	$(244,000)
Net loss allocable to the Partnership	$(260,000)	$(242,000)
Net loss recorded by the Partnership	$(243,000)	$(227,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies.  In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.  If additional capital contributions are not made when they are required, the Partnership's investments in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000.   Accumulated amortization of these capitalized costs was $0 and $584,874 as of June 30, 2008 and March 31, 2008, respectively.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 and $112,334 as of June 30, 2008 and March 31, 2008, respectively.   The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $17,517 were incurred during each of the three months ended June 30, 2008 and 2007, of which $0 and $6,250 was paid during the three months ended June 30, 2008 and 2007, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 during each of the three months ended June 30, 2008 and 2007.

(e)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No disposition fees have been incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2008	March 31, 2008

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$214,333	$102,935
Advances made to the Partnership from the General Partner or affiliates	352,759	352,759
Asset management fee payable	474,112	456,595

Total	$1,041,204	$912,289

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2008 and March 31, 2008, the Partnership in total had voluntarily advanced $905,416 to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P.  No advances were made during the three months ended June 30, 2008.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarterly period ended June 30, 2008, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 5 - SUBSEQUENT EVENTS, continued

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements.  Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied.  Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2008 consisted of $136,000 in cash and aggregate investments in fifteen Local Limited Partnerships of $2,266,000. Liabilities at June 30, 2008 consisted of $1,041,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.   The Partnership’s net loss for the three months ended June 30, 2008 was $(3,540,000), reflecting an increase of $(2,279,000) from the $(1,261,000) net loss experienced for the three months ended June 30, 2007.  The increase was largely due to an increase of $(2,164,000) in impairment loss.  For the quarter ended June 30, 2007, the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership.  For the quarter ended June 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances.  In addition to that change, the Partnership also evaluated its acquisition fees and costs for impairment in connection with its investment in Local Limited Partnerships. Approximately $1,052,000 of the impairment loss for the three months ended June 30, 2008 was related to the acquisition fees and costs component of the net investment balance.  The equity in losses of Local Limited Partnerships also increased by $(16,000) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, as of June 30, 2008, the investment balance for eight of the Local Limited Partnerships reached zero compared to only three reaching zero as of June 30, 2007.  Since losses are not recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships is expected when more investments in Local Limited Partnerships are at zero.  The reporting fees increased by $10,000 for the six months ended June 30, 2008.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.  Legal and accounting fees increased by $(105,000) due to the timing of the accounting work performed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.  The net increase in cash during the three months ended June 30, 2008 was $10,000 compared to a net decrease in cash for the three months ended June 30, 2007 of (6,000).  The change of $16,000 is due to the fact that during the three months ended June 30, 2008, the Partnership received $10,000 more of distribution income compared to the three months ended June 30, 2007.  In addition, no payment was made to the General Partner for asset management fees during the three months ended June 30, 2008 compared to $6,000 being paid to the General Partner during the three months ended June 30, 2007.

During the three months ended June 30, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by approximately $129,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it will not have a material impact on the Partnership's financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and will have no impact on the Partnership's financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification did not have a material impact on the Partnership's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4T. Controls and Procedures

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5	Other Information

NONE

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 5

By:  WNC & ASSOCIATES, INC.                                                                           General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 2, 2010

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 2, 2010