Form 10-Q
period 2008-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2010-11-03
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2008 and 2007	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2008	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2008 and 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2008	March 31, 2008

ASSETS

Cash	$59,669	$125,926
Investments in Local Limited Partnerships, net (Notes 2 and 3)	2,077,374	5,687,350

Total Assets	$2,137,043	$5,813,276

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$969,968	$912,289

Partners’ Equity (Deficit):
General Partner	(237,422)	(200,083)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	1,404,497	5,101,070

Total Partners’ Equity (Deficit)	1,167,075	4,900,987

Total Liabilities and Partners’ Equity (Deficit)	$2,137,043	$5,813,276

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2008 and 2007
(unaudited)

	2008		2007
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$30,345	$40,345	$19,000	$19,000

Operating expenses and loss:
Amortization (Note 2)	2,115	17,596	15,481	30,962
Asset management fees (Note 3)	17,517	35,034	17,517	35,034
Legal and accounting fees	-	104,927	2,755	2,755
Impairment loss (Note 2)	-	3,162,730	-	999,047
Write off of advances to Local Limited Partnerships (Note 4)	14,130	14,130	-	-
Other	3,748	10,219	683	2,965

Total operating expenses and loss	37,510	3,344,636	36,436	1,070,763

Loss from operations	(7,165)	(3,304,291)	(17,436)	(1,051,763)

Equity in losses of Local
Limited Partnerships (Note 2)	(186,562)	(429,650)	(227,068)	(454,136)

Interest income	13	29	73	203

Net loss	$(193,714)	$(3,733,912)	$(244,431)	$(1,505,696)

Net loss allocated to:
General Partner	$(1,937)	$(37,339)	$(2,444)	$(15,057)

Limited Partners	$(191,777)	$(3,696,573)	$(241,987)	$(1,490,639)

Net loss per Partnership Unit	$(8)	$(148)	$(10)	$(60)

Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2008
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(200,083)	$5,101,070	$4,900,987

Net loss	(37,339)	(3,696,573)	(3,733,912)

Partners’ equity (deficit) at September 30, 2008	$(237,422)	$1,404,497	$1,167,075

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2008 and 2007
(unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(3,733,912)	$(1,505,696)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	17,596	30,962
Impairment loss	3,162,730	999,047
Equity in losses of Local Limited Partnerships	429,650	454,136
Increase in accrued fees and expenses due to
General Partner and affiliates	57,679	16,246

Net cash used in operating activities	(66,257)	(5,305)

Cash flows from investing activities:
Advances to Local Limited Partnerships	14,130	-
Write off of advances to Local Limited Partnerships	(14,130)	-

Net cash used in investing activities	-	-

Net decrease in cash	(66,257)	(5,305)

Cash, beginning of period	125,926	143,541

Cash, end of period	$59,669	$138,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5 a California Limited Partnership (the "Partnership"), was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships ("Local Limited Partnerships") which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended September 30, 2008
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2008.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to the quarterly period ended September 30, 2008, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.  See Note 5 for more information on these subsequent sales.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2008 and 2007 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2008, nine of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for  the six months ended September 30, 2008 and 2007 was $17,596 and $30,962, respectively. During the six months ended September 30, 2008 and 2007, impairment loss of $1,051,842 and $0, respectively, was recorded against these fees and costs.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2008 and 2007 impairment loss related to investments in Local Limited Partnerships was $2,110,888 and $999,047, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the six months ended September 30, 2008 and 2007, an impairment loss of $1,051,842 and $0, respectively, was recorded against the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2008 and March 31, 2008, the Partnership owns limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008

Investments per balance sheet, beginning of period	$5,687,350	$8,470,127
Equity in losses of Local Limited Partnerships	(429,650)	(1,029,446)
Impairment loss	(3,162,730)	(1,691,407)
Amortization of capitalized acquisition fees and costs	(17,596)	(61,924)
Investments per balance sheet, end of period	$2,077,374	$5,687,350

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$1,908,286	$4,448,824
Acquisition fees and costs, net of accumulated amortization of $2,115 and $697,208	169,088	1,238,526
Investments per balance sheet, end of period	$2,077,374	$5,687,350

Selected financial information for the six months ended September 30, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007

Revenues	$1,664,000	$1,672,000

Expenses:
Interest expense	409,000	430,000
Depreciation and amortization	633,000	618,000
Operating expenses	1,145,000	1,112,000
Total expenses	2,187,000	2,160,000

Net loss	$(523,000)	$(488,000)
Net loss allocable to the Partnership	$(521,000)	$(485,000)
Net loss recorded by the Partnership	$(430,000)	$(454,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000.   Accumulated amortization of these capitalized costs was $2,115 and $584,874 as of September 30, 2008 and March 31, 2008, respectively.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 and $112,334 as of September 30, 2008 and March 31, 2008, respectively. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $35,034 were incurred during each of the six months ended September 30, 2008 and 2007, of which $12,500 was paid during each of the six months ended September 30, 2008 and 2007, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $80,000 and $12,008 during the six months ended September 30, 2008 and 2007, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2008	March 31, 2008

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$138,080	$102,935
Advances made to the Partnership from the General Partner or affiliates	352,759	352,759
Asset management fee payable	479,129	456,595

Total	$969,968	$912,289

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2008 and March 31, 2008, the Partnership in total had voluntarily advanced $919,546 and $905,416, respectively, to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P.  Advances of $14,130 were made and reserved for fully during the six months ended September 30, 2008.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINIUED

For the Quarterly Period Ended September 30, 2008
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

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.  The following discussion should be read in conjunction with the condensed unaudited financial statements and the notes thereto included elsewhere in this filing.

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2008 consisted of $60,000 in cash and aggregate investments in fifteen Local Limited Partnerships of $2,077,000.  Liabilities at September 30, 2008 consisted of $970,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.   The Partnership’s net loss for the three months ended September 30, 2008 was $(194,000), reflecting a decrease of approximately $50,000 from the $(244,000) net loss experienced for the three months ended September 30, 2007.  The decrease in net loss is largely due to the $41,000 decrease in equity in losses of Local Limited Partnerships which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Additionally, as of September 30, 2008, investment balances for nine if the Local Limited Partnerships reached zero compared to only three reaching zero as of September 30, 2007.  Since losses are not recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships is expected given additional Local Limited Partnerships have reached zero.  Additionally, there was a decrease of $13,000 in amortization that resulted from the impairment of intangibles during the quarter ended June 30, 2008.  There was also a decrease of $3,000 in legal and accounting fees due to the timing of the accounting work being performed.  During the three months ended September 30, 2008, there were advances of $(14,000) made to two Local Limited Partnerships which was reserved in full during the three months ended September 30, 2008 compared to no advances made and reserved during the three months ended September 30, 2007.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The reporting fees increased by $11,000 for the three months ended September 30, 2008.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007.   The Partnership’s net loss for the six months ended September 30, 2008 was $(3,734,000), reflecting an increase of approximately $(2,228,000) from the $(1,506,000) net loss experienced for the six months ended September 30, 2007. The increase in net loss is largely due the $(2,164,000) increase in impairment loss.  For the six months ended September 30, 2007, the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the six months ended September 30, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances. Approximately $1,052,000 of the impairment loss for the six months ended September 30, 2008 was related to the acquisition fees and costs component of the net investment balance. This impairment of the intangibles, along with the reassessed remaining useful life, led to the $13,000 decrease in amortization expense for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.  During the six months ended September 30, 2008, there were advances of $(14,000) made to two Local Limited Partnerships which was reserved in full as of September 30, 2008, compared to no advances made and reserved during the six months ended September 30, 2007.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  There was a decrease of $24,000 in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, as of September 30, 2008, investment balances for nine of the Local Limited Partnerships reached zero compared to only three reaching zero as of September 30, 2007.  Legal and accounting fees increased by $(102,000) due to the timing of the accounting work performed.  The reporting fees increased by $21,000 for the six months ended September 30, 2008.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007.  The net decrease in cash during the six months ended September 30, 2008 was $(66,000) compared to a net decrease in cash during the six months ended September 30, 2007 of $(5,000).   The change of $(61,000) was largely due to the fact that during the six months ended September 30, 2008, the Partnership paid $(80,000) to the General Partner for the expenses paid on behalf of the Partnership compared to $(12,000) paid during the six months ended September 30, 2007.  In addition, the Partnership made an advance of $(14,000) to one of the Local Limited Partnerships during the six months ended September 30, 2008 compared to no advances made during the six months ended September 30, 2007.  Reporting fees increased by $21,000 for the six months ended September 31, 2008 compared to the six months ended September 30, 2007 as discussed above.

During the six months ended September 30, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $58,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption will not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

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

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership's accounting policies. The adoption of the Codification will not have a material impact on the Partnership's financial position or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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