Form 10-Q
period 2008-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2010-11-03
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number   0-24855

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

California	33-0745418
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2008 and 2007	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2008	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2008 and 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2008	March 31, 2008

ASSETS

Cash	$42,254	$125,926
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,916,999	5,687,350

Total Assets	$1,959,253	$5,813,276

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$800,100	$912,289

Partners’ Equity (Deficit):
General Partner	(52,594)	(200,083)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	1,211,747	5,101,070

Total Partners’ Equity (Deficit)	1,159,153	4,900,987

Total Liabilities and Partners’ Equity (Deficit)	$1,959,253	$5,813,276

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2008 and 2007
(unaudited)

	2008		2007
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$40,345	$7,000	$26,000

Operating expenses and loss:
Amortization (Note 2)	2,115	19,711	15,481	46,443
Asset management fees (Note 3)	17,517	52,551	17,517	52,551
Legal and accounting fees	2,890	107,817	-	2,755
Impairment loss (Note 2)	-	3,162,730	-	999,047
Write off of advances to Local Limited Partnerships (Note 4)	8,521	22,651	4,500	4,500
Other	5,400	15,619	1,100	4,065

Total operating expenses and loss	36,443	3,381,079	38,598	1,109,361

Loss from operations	(36,443)	(3,340,734)	(31,598)	(1,083,361)

Equity in losses of Local
Limited Partnerships (Note 2)	(158,260)	(587,910)	(227,068)	(681,204)

Interest income	6	35	3	206

Net loss	$(194,697)	$(3,928,609)	$(258,663)	$(1,764,359)

Net loss allocated to:
General Partner	$(1,947)	$(39,286)	$(2,587)	$(17,644)

Limited Partners	$(192,750)	$(3,889,323)	$(256,076)	$(1,746,715)

Net loss per Partnership Unit	$(8)	$(156)	$(10)	$(70)

Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2008
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(200,083)	$5,101,070	$4,900,987

Contributions (Note 5)	186,775	-	186,775

Net loss	(39,286)	(3,889,323)	(3,928,609)

Partners’ equity (deficit) at December 31, 2008	$(52,594)	$1,211,747	$1,159,153

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2008 and 2007
(unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(3,928,609)	$(1,764,359)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	19,711	46,443
Impairment loss	3,162,730	999,047
Equity in losses of Local Limited Partnerships	587,910	681,204
Increase in accrued fees and expenses due to General Partner and affiliates	74,586	31,536

Net cash used in operating activities	(83,672)	(6,129)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(22,651)	(4,500)
Write off of advances to Local Limited Partnerships	22,651	4,500

Net cash used in investing activities	-	-

Net decrease in cash	(83,672)	(6,129)

Cash, beginning of period	125,926	143,541

Cash, end of period	$42,254	$137,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity as the advances were forgiven	$186,775	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

For the Quarterly Period Ended December 31, 2008
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

For the Quarterly Period Ended December 31, 2008
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2008.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to the quarterly period ended December 31, 2008, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.  See Note 5 for more information on these subsequent sales.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2008 and 2007 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2008, ten of the investment balances had reached zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2008
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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2008 and March 31, 2008, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the nine months ended December 31, 2008 and 2007 was $19,711 and $46,443, respectively. During the nine months ended December 31, 2008 and 2007, impairment loss of $1,051,842 and $0, respectively, was recorded against these fees and costs.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2008
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $2,110,888 and $999,047, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the nine months ended December 31, 2008 and 2007, an impairment loss of $1,051,842 and $0, respectively, was recorded against the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2008 and March 31, 2008, the Partnership owns Local Limited Partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008

Investments per balance sheet, beginning of period	$5,687,350	$8,470,127
Equity in losses of Local Limited Partnerships	(587,910)	(1,029,446)
Impairment loss	(3,162,730)	(1,691,407)
Amortization of capitalized acquisition fees and costs	(19,711)	(61,924)

Investments per balance sheet, end of period	$1,916,999	$5,687,350

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2008
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2008	For the Year Ended March 31, 2008
Investments in Local Limited Partnerships, net	$1,750,026	$4,448,824
Acquisition fees and costs, net of accumulated amortization of $4,230 and $697,208	166,973	1,238,526
Investments per balance sheet, end of period	$1,916,999	$5,687,350

Selected financial information for the nine months ended December 31, 2008 and 2007 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2008	2007

Revenues	$2,497,000	$2,508,000

Expenses:
Interest expense	614,000	646,000
Depreciation and amortization	950,000	927,000
Operating expenses	1,718,000	1,667,000
Total expenses	3,282,000	3,240,000

Net loss	$(785,000)	$(732,000)
Net loss allocable to the Partnership	$(781,000)	$(727,000)
Net loss recorded by the Partnership	$(588,000)	$(681,000)

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

For the Quarterly Period Ended December 31, 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000.   Accumulated amortization of these capitalized costs was $4,230 and $584,874 as of December 31, 2008 and March 31, 2008, respectively.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  Accumulated amortization of these capitalized costs was $0 and $112,334 as of December 31, 2008 and March 31, 2008, respectively. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded the accumulated amortization is reduced to zero at that time.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $52,551 were incurred during each of the nine months ended December 31, 2008 and 2007, of which $12,500 was paid during each of the nine months ended December 31, 2008 and 2007.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $80,000 and $15,335 during the nine months ended December 31, 2008 and 2007, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2008	March 31, 2008

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$76,429	$102,935
Advances made to the Partnership from the General Partner or affiliates	227,025	352,759
Asset management fee payable	496,646	456,595

Total	$800,100	$912,289

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2008 and March 31, 2008, the Partnership in total had voluntarily advanced $928,067, to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P.  Advances of $22,651 were made and fully reserved for during the nine months ended December 31, 2008.

NOTE 5 - CONTRIBUTIONS

In periods prior to December 31, 2008, the Partnership had received $186,775 in cash advances from the General Partner, which were in turn advanced by the Partnership to three Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  The General Partner forgave the debt as it was deemed uncollectible.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the condensed statement of partners’ equity (deficit) in the Partnership’s financial statements.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the quarterly period ended December 31, 2008, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2008
(unaudited)

NOTE 6 - SUBSEQUENT EVENTS, continued

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2008 and 2007, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2008 consisted of $42,000 in cash and aggregate investments in fifteen Local Limited Partnerships of $1,917,000.  Liabilities at December 31, 2008 consisted of $800,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007.   The Partnership’s net loss for the three months ended December 31, 2008 was $(195,000) reflecting a $64,000 decrease from the $(259,000) net loss for the three months ended December 31, 2007.  The equity in losses of Local Limited Partnership decreased by $69,000, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, as of December 31, 2008, investment balances for ten of the Local Limited partnerships reached zero compared to only three reaching zero as of December 31, 2007.  Since losses are not recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships is expected when additional Local Limited Partnerships are at zero.   There was a $(3,000) increase in legal and accounting fees for the three months ended December 31, 2008 due to the timing of the accounting and legal work being performed.  There was also a $(4,000) increase in write off of advances to Local Limited Partnerships.  During the three months ended December 31, 2008 there were $(9,000) of advances made to one Local Limited Partnership, which was reserved in full during the three months ended December 31, 2008, compared to (5,000) of advances made and reserved during the three months ended December 31, 2007.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The amortization expense also decreased by $13,000 due largely to the impairment of intangibles during the quarter ended June 30, 2008.  The reporting fees decreased by $(7,000) for the three months ended December 31, 2008.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007.   The Partnership’s net loss for the nine months ended December 31, 2008 was $(3,929,000), reflecting a change of approximately $(2,165,000) from the $(1,764,000) net loss experienced for the nine months ended December 31, 2007.  The change was primarily due to the $(2,164,000) increase in impairment loss.  For the nine months ended December 31, 2007, the impairment analysis calculated residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership.  For the nine months ended December 31, 2008, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstances.  In addition to that change, the Partnership also started evaluating its acquisition fees for impairment in connection with its investment in Local Limited Partnerships. Approximately $1,052,000 of the impairment loss for the nine months ended December 31, 2008 was related to the acquisition fees and costs component of the net investment balance. This impairment of the intangibles, along with the reassessed remaining useful life, led to the $27,000 decrease in amortization expense.  There was also an $(18,000) increase in write off of advances to Local Limited Partnerships.  During the nine months ended December 31, 2008, there were advances of $(23,000) made to two Local Limited Partnerships, which was reserved in full as of December 31, 2008, compared to $(5,000) of advances made and reserved during the nine months ended December 31, 2007.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. The legal and accounting fees increased by $(105,000) due to the timing of the accounting work that was performed.  The equity in losses of Local Limited Partnership decreased by $93,000, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, as of December 31, 2008, investment balances for ten of the Local Limited Partnerships reached zero compared to only three reaching zero as of December 31, 2007.  Since losses are not recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships is expected when additional Local Limited Partnerships are at zero.   The reporting fees increased by $14,000 for the nine months ended December 31, 2008.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007.  The net decrease in cash during the nine months ended December 31, 2008 was $(84,000) compared to a net decrease in cash during the nine months ended December 31, 2007 of $(6,000).  The change of $(78,000) was due in large part to the fact that the Partnership paid the General Partner or an affiliate $(93,000) of accrued asset management fees and reimbursements for operating expenses paid on the Partnership’s behalf during the nine months ended December 31, 2008 compared to $(28,000) paid during the nine months ended December 31, 2007.   Additionally, the Partnership made advances to troubled Local Limited Partnerships totaling $(23,000) during the nine months ended December 31, 2008 compared to $(5,000) advanced during the nine months ended December 31, 2007.  The Partnership also received $14,000 more in reporting fees for the nine months ended December 31, 2008.

During the nine months ended December 31, 2008, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $75,000. The General Partner does not anticipate that the balance of accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2008, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2011.

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

Item 4T. Controls and Procedures, continued

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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