Form 10-K
period 2009-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2010-11-03
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

  ☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2009

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

NONE

PART I.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on March 3, 1997.  The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the “Local Limited Partnership Agreement”).

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

The Partnership originally invested in fifteen Local Limited Partnerships, none of which have been sold or otherwise disposed of as of March 31, 2009.  Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.  As of March 31, 2009, none of the Housing Complexes have completed the 15-year compliance period.

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

Subsequent to the year ended March 31, 2009, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.

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

The Partnership reviews its investments in Local Limited Partnership for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $3,162,730, $1,691,407 and $559,870, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $45,000, $45,000 and $64,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $68,000 for the year ended March 31, 2010 and $66,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the fifteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	$1,187,000	$ 1,187,000	40	$1,855,000	$1,071,000

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	131,000	131,000	10	225,000	345,000

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	501,000	501,000	20	806,000	521,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	972,000	972,000	28	1,524,000	589,000

Concord Apartment Partners, L.P. (2)	Orlando, Florida	New Communities, LLC, a Colorado limited liability Company	470,000	470,000	26	853,000	252,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	3,040,000	3,040,000	100	4,406,000	2,410,000

Enhance, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	620,000	620,000	23	899,000	580,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	609,000	609,000	32	997,000	474,000

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	182,000	182,000	20	334,000	733,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	6,531,000	6,531,000	115	8,953,000	3,394,000

			As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	740,000	740,000	106	1,132,000	1,298,000

Murfreesboro Villas Limited Partnership (3)	Murfreesboro, Arkansas	Murfreesboro Industrial Development Corporation	685,000	685,000	24	1,038,000	667,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	716,000	716,000	20	1,102,000	708,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	1,845,000	1,845,000	40	2,693,000	827,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	743,000	743,000	20	1,061,000	346,000

			$18,972,000	$18,972,000	624	$27,878,000	$14,215,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.  Approximately 92% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

(2) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2009.

(3) The Local Limited Partnership Interest was sold subsequent to March 31, 2009.

	For the year ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Apartment Housing of Theodore	$ 170,000	$ (36,000)	98.99%

Austin Gateway, Ltd.	78,000	(13,000)	99.98%

Bradley Villas Limited Partnership	71,000	(34,000)	99.00%

Chillicothe Plaza Apts. L.P.	105,000	(38,000)	99.97%

Concord Apartment Partners, L.P. (1)	82,000	(34,000)	99.98%

El Reno Housing Associates Limited Partnership	494,000	(226,000)	99.98%

Enhance, L.P.	73,000	(53,000)	99.98%

Hillcrest Heights, L.P.	167,000	(21,000)	99.99%

Hughes Villas Limited Partnership	125,000	(22,000)	99.00%

Mansur Wood Living Center, L.P.	647,000	(278,000)	98.99%

Mark Twain Senior Community Limited Partnership	615,000	(43,000)	98.99%

Murfreesboro Villas Limited Partnership (2)	58,000	(74,000)	99.00%

Spring Valley Terrace Apartments, LLC	76,000	(46,000)	99.98%

United Development Co., L.P. - 97.1	328,000	(90,000)	99.98%

United Development Co., L.P. - 97.2	110,000	(39,000)	99.98%

	$ 3,199,000	$(1,047,000)

(1) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2009.

(2) The Local Limited Partnership Interest was sold subsequent to March 31, 2009.

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2008	2007	2006	2005	2004

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	80%	90%	80%	90%	98%

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	92%	100%	100%	100%	92%

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	95%	90%	100%	100%	95%

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	96%	96%	86%	100%	93%

Concord Apartment Partners, L.P. (1)	Orlando, Florida	New Communities, LLC, a Colorado limited liability Company	58%	81%	100%	100%	88%

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	89%	90%	97%	94%	90%

Enhance, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	57%	65%	70%	96%	74%

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	94%	94%	94%	97%	81%

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	100%	95%	90%	95%	90%

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	100%	100%	90%	92%	95%

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	98%	97%	95%	94%	94%

Murfreesboro Villas Limited Partnership (2)	Murfreesboro, Arkansas	Murfreesboro Industrial Development Corporation	67%	75%	96%	96%	88%

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	90%	100%	95%	75%	90%

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	98%	100%	100%	90%	98%

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	95%	100%	95%	100%	100%

			87%	92%	93%	95%	92%

(1) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2009.

(2) The Local Limited Partnership Interest was sold subsequent to March 31, 2009.

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

(b)	At March 31, 2009, there were 1,409 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2009, 2008 and 2007, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2009.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2009	2008	2007	2006	2005

ASSETS
Cash	$22,245	$125,926	$143,541	$125,887	$157,680
Investments in Local Limited Partnerships, net	1,766,047	5,687,350	8,470,127	10,041,847	11,792,881
Other assets	-	-	-	-	11,114

Total Assets	$1,788,292	$5,813,276	$8,613,668	$10,167,734	$11,961,675

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$808,669	$912,289	$866,873	$798,373	$729,058

PARTNERS' EQUITY	979,623	4,900,987	7,746,795	9,369,361	11,232,617

Total Liabilities and Partners’ Equity	$1,788,292	$5,813,276	$8,613,668	$10,167,734	$11,961,675

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2009	2008	2007	2006	2005
Loss from operations (Note 1)	$(3,371,428)	$(1,816,582)	$(674,807)	$(935,955)	$(640,583)
Equity in losses of Local Limited Partnerships	(736,747)	(1,029,446)	(948,430)	(927,925)	(1,176,616)
Interest income	36	220	671	624	4,494
Net loss	$(4,108,139)	$(2,845,808)	$(1,622,566)	$(1,863,256)	$(1,812,705)

Net loss allocated to:
General Partner	$(41,081)	$(28,458)	$(16,226)	$(18,632)	$(18,127)
Limited Partners	$(4,067,058)	$(2,817,350)	$(1,606,340)	$(1,844,624)	$(1,794,578)
Net loss per Partnership Unit	$(162.68)	$(112.69)	$(64.25)	$(73.78)	$(71.78)
Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000	25,000

Note 1 - Loss from operations for the years ended March 31, 2009, 2008, 2007, 2006 and 2005 includes a charge for impairment  losses  on investments  in  Local Limited Partnerships of $3,162,730, $1,691,407, $559,870, $759,132 and $580,301, respectively.

	For the Years Ended March 31,

	2009	2008	2007	2006	2005

Net cash provided by (used in):
Operating activities	$(103,681)	$(17,615)	$17,654	$(31,793)	$(23,828)
Investing activities	-	-	-	-	164,312
Net change in cash	(103,681)	(17,615)	17,654	(31,793)	140,484

Cash, beginning of period	125,926	143,541	125,887	157,680	17,196

Cash, end of period	$22,245	$125,926	$143,541	$125,887	$157,680

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2008	2007	2006	2005	2004

Federal	$86	$103	$107	$111	$111

State	-	-	-	-	-

Total	$86	$103	$107	$111	$111

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

Financial Condition

The Partnership’s assets at March 31, 2009 consisted of $22,000 in cash and aggregate investments in fifteen Local Limited Partnerships of $1,766,000. Liabilities at March 31, 2009 consisted of $809,000 of accrued fees and expenses due to the General Partner and affiliates (See “Future Contractual Cash Obligations’ below).

Results of Operations

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The Partnership’s net loss for the year ended March 31, 2009 was $(4,108,000), reflecting an increase of $(1,262,000) from the net loss of $(2,846,000) experienced for the year ended March 31, 2008.  The increase in net loss is largely due to an increase of $(1,471,000) in impairment loss.  For the year ended March 31, 2008, the impairment analysis calculated any residual value to the Partnership in addition to the remaining Low Income Housing Tax Credits available to the Partnership and compared that to the current carrying value of each investment to the Partnership. For the year ended March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic conditions. In addition to that change, the Partnership also evaluated its acquisition fees and costs for impairment in connection with its investment in Local Limited Partnerships. Approximately $1,052,000 of the impairment loss for the year ended March 31, 2009 was related to the acquisition fees and costs component of the net investment balance.  There was also an increase of $(26,000) in write off of advances to Local Limited Partnerships for the year ended March 31, 2009 compared to the year ended March 31, 2008.  Advances of $(30,000) were made and reserved during the year ended March 31, 2009 compared to $(4,000) of advances made and reserved during the year ended March 31, 2008.  Several Local Limited Partnerships were experiencing some operational issues and the Partnership advanced the necessary funds.  Reporting fees increased by $13,000.  Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.   There was a decrease of $293,000 in equity in losses of Local Limited Partnerships due to the fact that during the year ended March 31, 2009, seven additional net investment balances in Local Limited Partnerships reached zero.  No additional equity in losses were recorded for those Local Limited Partnerships, since net investment balances cannot go below zero.  Legal and accounting expenses increased by $(101,000) due to the timing of the accounting work that was performed.  Amortization expense decreased by $40,000 due to the fact that during the year ended March 31, 2008, certain net investment balances in Local Limited Partnerships reached zero and therefore the acquisition costs and fees associated with those Local Limited Partnerships were written off, therefore reducing amortization during the year ended March 31, 2009. Also, the impairment of the intangibles during the year ended March 31, 2009, along with the reassessed useful life contributed to the decrease.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007  The Partnership’s net loss for the year ended March 31, 2008 was $(2,846,000), reflecting an increase of $(1,223,000) from the net loss of $(1,623,000) experienced for the year ended March 31, 2007.  The increase in net loss is largely due to an increase of $(1,132,000) in impairment loss.  The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership and the current estimated residual value of the investments compared to the current carrying value of each of the investments.    There was also a decrease of $15,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2008 compared to the year ended March 31, 2007.  Advances of $(5,000) were made during the year ended March 31, 2008 and reserved fully in the same year compared to $(20,000) in advances made and reserved for in the year ended March 31, 2007.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds.  Reporting fees decreased by $(28,000) due to the fact that Local Limited Partnerships pay the reporting fee income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.   There was an increase of $(81,000) in equity in losses of Local Limited Partnerships due to the fact that the equity in losses of Local Limited Partnerships can vary from year to year depending on the local economies of the individual properties.  Legal and accounting expenses decreased by $1,000 due to the timing of the work performed.  Amortization expense decreased by $1,000 due to the fact that during the year ended March 31, 2007 certain net investment balances in Local Limited Partnerships reached zero and therefore the acquisition costs and fees associated with those Local Limited Partnerships were written off, therefore reducing amortization during the year ended March 31, 2008.

Liquidity and Capital Resources

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008  The net decrease in cash during the year ended March 31, 2009 was $(104,000) compared to net decrease in cash during the year ended March 31, 2008 of $(18,000).  The additional cash used was largely due to the Partnership reimbursing the General Partner or an affiliate $(80,000) during the year ended March 31, 2009 compared to $(15,000) during the year ended March 31, 2008.  Additionally, the Partnership made advances to Local Limited Partnerships that were experiencing operational issues of $(30,000) during the year ended March 31, 2009, compared to $(5,000) advanced during the year ended March 31, 2008.  Lastly, during the year ended March 31, 2009, the Partnership collected $13,000 more reporting fees.

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

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased (decreased) by approximately $(104,000), $45,000 and $69,000 for the years ended March 31, 2009, 2008 and 2007, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

As of March 31, 2009 and 2008, the Partnership in total had advanced $37,966 and $26,000, respectively, to one Local Limited Partnership, Murfreesboro Villas Limited Partnership. These advances were used to pay for the accounting fees.  All advances were reserved in full in the year they were advanced.

As of March 31, 2009 and 2008, the Partnership in total had advanced $38,196 and $20,000, respectively, to one Local Limited Partnership, Concord Apartment Partners, L.P.  These advances were used to pay for the building repairs and operational expenses.  All advances were reserved in full in the year they were advanced.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total

Asset management fees (1)	$569,669	$65,832	$65,832	$65,832	$65,832	$2,501,616	$3,334,613
Total contractual cash obligations	$569,669	$65,832	$65,832	$65,832	$65,832	$2,501,616	$3,334,613

(1)
Asset Management Fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2052. Concord and Murfreesboro have been sold subsequent to March 31, 2009 and therefore have been excluded from the respective future periods.  Amounts due to the General Partner as of March 31, 2009 have been included in the 2010 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

For additional information regarding asset management fees, see Note 3 to the financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

The Partnerships has no off-balance sheet arrangements.

Exit Strategy

See Item 1 for information in this regard.

Impact of Recent Accounting Pronouncements

See Note 1 to the financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

NOT APPLICABLE

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, LP, Series 5

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) (the Partnership) as of March 31, 2009 and 2008, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2009. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $1,402,144 and $2,955,425 of the total Partnership assets as of March 31, 2009 and 2008, respectively, and $(501,351), $(529,554) and $(420,349) of the total Partnership loss for the years ended March 31, 2009, 2008 and 2007, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors
.
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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 (a California Limited Partnership) as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index related to the years above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

\s\Reznick Group, P.C.

November 2, 2010
Bethesda, Maryland

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

/s/ Pailet, Meunier and LeBlanc, LLP

Metairie, Louisiana
July 12, 2008

See accompanying notes to financial statements

INDEPENDENT AUDITOR’S REPORT

To the Partners
El Reno Housing Associates Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of El Reno Housing Associates Limited Partnership, HUD Project No 117-11071, as of December 31, 2008 and 2007, and the related statements of income, change in partners’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of El Reno Housing Associates Limited Partnership, HUD Project No. 117-11071, as of December 31, 2008 and 2007, and the result of its operations, chances in partners’ equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 19, 2009, on our consideration of El Reno Housing Associates Limited Partnership’s internal control, and reports dated March 19, 2009, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.  Those reports are in integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier and LeBlanc, LLP

Metairie, Louisiana
March 19, 2009

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2009	2008

ASSETS

Cash	$22,245	$125,926
Investments in Local Limited Partnerships, net (Notes 2 and 3)	1,766,047	5,687,350

Total Assets	$1,788,292	$5,813,276

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$808,669	$912,289

Partners’ Equity (Deficit):
General Partner	(54,389)	(209,083)
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	1,034,012	5,101,070

Total Partners’ Equity (Deficit)	979,623	4,900,987

Total Liabilities and Partners’ Equity (Deficit)	$1,788,292	$5,813,276

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2009, 2008 and 2007

	For the Years Ended March 31,

	2009	2008	2007

Reporting fees	$40,345	$27,000	$54,685

Operating expenses and loss:
Amortization	21,826	61,924	63,420
Impairment loss (Note 2)	3,162,730	1,691,407	559,870
Asset management fees (Note 3)	70,068	70,068	70,068
Legal and accounting	107,984	7,204	8,388
Write off of advances to Local Limited Partnerships (Note 5)	30,163	4,500	20,000
Other	19,002	8,479	7,746

Total operating expenses and loss	3,411,773	1,843,582	729,492

Loss from operations	(3,371,428)	(1,816,582)	(674,807)

Equity in losses of Local Limited Partnerships (Note 2)	(736,747)	(1,029,446)	(948,430)

Interest income	36	220	671

Net loss	$(4,108,139)	$(2,845,808)	$(1,622,566)

Net loss allocated to:
General Partner	$(41,081)	$(28,458)	$(16,226)

Limited Partners	$(4,067,058)	$(2,817,350)	$(1,606,340)

Net loss per Partnership Unit	$(162.68)	$(112.69)	$(64.25)

Outstanding weighted Partnership Units	25,000	25,000	25,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2009, 2008 and 2007

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(155,399)	$9,524,760	$9,369,361

Net loss	(16,226)	(1,606,340)	(1,622,566)

Partners’ equity (deficit) at March 31, 2007	(171,625)	7,918,420	7,746,795

Net loss	(28,458)	(2,817,350)	(2,845,808)

Partners’ equity (deficit) at March 31, 2008	(200,083)	5,101,070	4,900,987

Net loss	(41,081)	(4,067,058)	(4,108,139)

Contributions (Note 6)	186,775	-	186,775

Partners’ equity (deficit) at March 31, 2009	$(54,389)	$1,034,012	$979,623

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2009, 2008 and 2007

	For the Years Ended March 31,

	2009	2008	2007

Cash flows from operating activities:
Net loss	$(4,108,139)	$(2,845,808)	$(1,622,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	21,826	61,924	63,420
Impairment loss	3,162,730	1,691,407	559,870
Equity in losses of Local Limited Partnerships	736,747	1,029,446	948,430
Increase in accrued fees and expenses due to General Partner and affiliates	83,155	45,416	68,500

Net cash provided by (used in) operating activities	(103,681)	(17,615)	17,654

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(30,163)	(4,500)	(20,000)
Write off of advances made to Local Limited Partnerships	30,163	4,500	20,000

Net cash used in investing activities	-	-	-

Net increase (decrease) in cash	(103,681)	(17,615)	17,654

Cash, beginning of period	125,926	143,541	125,887

Cash, end of period	$22,245	$125,926	$143,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$845	$800	$800

SIGNIFICANT NONCASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$186,775	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2009, 2008 and 2007

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  As of March 31, 2009, none of the Housing Complexes had completed their Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2009.

Subsequent to the year ended March 31, 2009, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold. See Note 7 for more information regarding these subsequent sales.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2009, ten investment balances in Local Limited Partnership reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2009 and 2008, the Partnership had no cash equivalents.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2009, 2008 and 2007 was $21,826, $61,924 and $63,420, respectively. During the year ended March 31, 2009, an impairment of $1,051,842 was recorded against a portion of these costs. The life of the remaining acquisition fees and costs that were impaired was reassessed and determined to be 20 years.  Future estimated annual amortization expense for each of the years through March 31, 2014 is $8,460.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $2,110,888, $1,691,407 and $559,870, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2009, 2008 and 2007, an impairment loss of $1,051,842, $0 and $0, respectively, was recorded against the related intangibles.

In prior years when the value of the Partnership’s investment in a Local Limited Partnership has been reduced to zero, the respective net acquisition fees and costs component of investments in Local Limited Partnerships were impaired.  For the years ended March 31, 2009, 2008 and 2007, the write off related to acquisition fees and costs was $0, $0 and $30,957, respectively.  The write off related to acquisition fees and costs is included in equity in losses of Local Limited Partnerships on the statement of operations.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2009 and 2008, the Partnership owns Local Limited Partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 624 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2009 and 2008 are approximately $5,242,000 and $2,363,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnership for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  In analyzing weather impairment was necessary during the year ended March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the current economic circumstance.  For the years ended March 31, 2009, 2008 and 2007, impairment loss related to investments in Local Limited Partnerships was $2,110,888, $1,691,407 and $559,870, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2009, 2008 and 2007, an impairment loss of $1,051,842, $0 and $0, respectively, was recorded against the related intangibles.

At March 31, 2009 and 2008, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2009, 2008 and 2007, amounting to approximately $305,000, $36,000 and $52,000, respectively, have not been recognized.  As of March 31, 2009, the aggregate share of net losses not recognized by the Partnership amounted to $433,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2009	2008	2007

Investments per balance sheet, beginning of period	$5,687,350	$8,470,127	$10,041,847
Impairment loss	(3,162,730)	(1,691,407)	(559,870)
Equity in losses of Local Limited Partnerships	(736,747)	(1,029,446)	(948,430)
Amortization of paid acquisition fees and costs	(21,826)	(61,924)	(63,420)

Investments per balance sheet, end of period	$1,766,047	$5,687,350	$8,470,127

	For the Years Ended March 31,
	2009	2008	2007

Investments in Local Limited Partnerships, net	$1,601,189	$4,448,824	$7,169,677
Acquisition fees and costs, net of accumulated amortization of $6,345, $697,208 and $635,284	164,858	1,238,526	1,300,450
Investments per balance sheet, end of period	$1,766,047	$5,687,350	$8,470,127

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

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

COMBINED CONDENSED BALANCE SHEETS

	2008	2007

ASSETS

Buildings and improvements (net of accumulated depreciation for 2008 and 2007 of $12,693,000 and $11,447,000, respectively)	$23,293,000	$24,489,000
Land	893,000	893,000
Other assets	1,345,000	1,487,000

Total assets	$25,531,000	$26,869,000

LIABILITIES

Mortgage loans payable	$14,215,000	$14,477,000
Due to related parties	3,289,000	3,264,000
Other liabilities	1,184,000	1,223,000

Total liabilities	18,688,000	18,964,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund VI, L.P., Series 5	7,008,000	8,050,000
Other partners	(165,000)	(145,000)

Total partners’ equity (deficit)	6,843,000	7,905,000

Total liabilities and partners’ equity (deficit)	$25,531,000	$26,869,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2008	2007	2006

Revenues	$3,329,000	$3,399,000	$3,345,000

Expenses:
Operating expenses	2,290,000	2,382,000	2,223,000
Interest expense	818,000	840,000	862,000
Depreciation and amortization	1,267,000	1,247,000	1,236,000

Total expenses	4,375,000	4,469,000	4,321,000

Net operating loss	$(1,046,000)	$(1,070,000)	$(976,000)

Net loss allocable to the Partnership	$(1,042,000)	$(1,053,000)	$(970,000)

Net loss recorded by the Partnership	$(737,000)	$(1,029,000)	$(948,000)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000.  Accumulated amortization of these capitalized costs was $6,345 and $584,874 as of March 31, 2009 and 2008, respectively.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 3 – RELATED PARTY TRANSACTIONS, continued

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $185,734 which have been included in investments in Local Limited Partnerships.  Accumulated amortization of the acquisition costs was $0 and $112,334, as of March 31, 2009 and 2008, respectively. The Partnership evaluates its intangiblesfor impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition expenses is recorded the accumulated amortization is reduced to zero at that time.

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnershipinterests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $70,068 were incurred during each of the years ended March 31, 2009, 2008 and 2007, of which $25,000, $25,000 and $6,250 were paid during the years ended March 31, 2009, 2008 and 2007, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $80,000, $15,335 and $11,453 during the years ended March 31, 2009, 2008 and 2007, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred in the three year period ended March 31, 2009.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2009	2008
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$79,981	$102,935
Advances made to the Partnership from the General Partner or affiliates	227,025	352,759
Asset management fee payable	501,663	456,595

Total	$808,669	$912,289

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2009

Income	$10,000	$30,000	$-	$-

Operating expenses	(3,307,000)	(37,000)	(36,000)	(31,000)

Loss from operations	(3,297,000)	(7,000)	(36,000)	(31,000)

Equity in losses of Local Limited Partnerships	(243,000)	(187,000)	(158,000)	(149,000)

Net loss	(3,540,000)	(194,000)	(194,000)	(180,000)

Net loss available to Limited Partners	(3,505,000)	(192,000)	(193,000)	(177,000)

Net loss per Partnership Unit	(140)	(8)	(8)	(7)

	June 30	September 30	December 31	March 31

2008

Income	$-	$19,000	$7,000	$1,000

Operating expenses	(1,034,000)	(36,000)	(39,000)	(735,000)

Loss from operations	(1,034,000)	(17,000)	(32,000)	(734,000)

Equity in losses of Local Limited Partnerships	(227,000)	(227,000)	(227,000)	(348,000)

Net loss	(1,261,000)	(244,000)	(259,000)	(1,082,000)

Net loss available to Limited Partners	(1,249,000)	(242,000)	(256,000)	(1,070,000)

Net loss per Partnership Unit	(50)	(10)	(10)	(43)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2009, 2008 and 2007

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2009 and 2008, the Partnership in total had voluntarily advanced $935,579 and $905,416,  respectively, to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P. The total advances made during the year ended March 31, 2009 were $30,163 which were also reserved for as of March 31, 2009.  All advances were reserved for in full during the year they were advanced.

NOTE 6 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

In years prior to March 31, 2009, the Partnership had received $186,775 in cash advances from the General Partner, which were in turn advanced by the Partnership to three Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  During the year ended March 31, 2009, the General Partner forgave the debt.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statements of partners’ equity (deficit) in the Partnership’s financial statements.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2009, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2009. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Neither the Partnership nor the General Partners, has an audit committee.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance.  "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $70,068, were incurred during each of the years ended March 31, 2009, 2008 and 2007, of which $25,000, $25,000 and $6,250, was paid during the years ended March 31, 2009, 2008 and 2007, respectively.

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

(b) Operating Expenses

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $118,087 $15,684 and $16,135, during the years ended March 31, 2009, 2008 and 2007, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $80,000, $15,335 and $11,453 during the years ended March 31, 2009, 2008 and 2007, respectively.

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

 (c)  Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $21,582, $25,730 and $26,658, for the General Partner for the years ended December 31, 2008, 2007 and 2006, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2009, 2008 and 2007.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2009, 2008 and 2007.

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

Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Partnership Units.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2009	2008

Audit Fees	$94,995	$-
Audit-related Fees	-	-
Tax Fees	2,890	2,755
All Other Fees	-	-
TOTAL	$97,885	$2,755

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)     List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2009 and 2008
Statements of Operations for the years ended March 31, 2009, 2008 and 2007
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2009, 2008 and 2007
Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007
Notes to Financial Statements

(a)(2)      List of Financial statement schedules included in Part IV hereof:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Agreement of Limited Partnership dated as of March 3, 1997 included as Exhibit 3.1 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated herein as Exhibit 3.1.

3.2	First Amendment to Agreement of Limited Partnership dated August 29, 1997 included as Exhibit 3.2 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated as Exhibit 3.2.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

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

99.17
Financial Statements of Mansur Wood Living Center, L.P., as of and for the years ended December 31, 2008, 2007 and 2006 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$ 1,187,000	$ 1,187,000	$1,071,000	$ 63,000	$2,284,000	$727,000	$1,620,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	345,000	12,000	634,000	178,000	468,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	521,000	30,000	970,000	313,000	687,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	972,000	972,000	589,000	56,000	1,863,000	465,000	1,454,000

Concord Apartment Partners, L.P. (1)	Orlando, Florida	470,000	470,000	252,000	90,000	359,000	177,000	272,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	2,410,000	75,000	5,909,000	2,255,000	3,729,000

Enhance, L.P.	Baton Rouge, Louisiana	620,000	620,000	580,000	48,000	1,368,000	570,000	846,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	474,000	30,000	1,193,000	366,000	857,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	733,000	12,000	975,000	342,000	645,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,394,000	51,000	11,039,000	3,535,000	7,555,000

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,298,000	130,000	2,764,000	1,493,000	1,401,000

Murfreesboro Villas Limited Partnership (2)	Murfreesboro, Arkansas	685,000	685,000	667,000	82,000	1,178,000	381,000	879,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	708,000	49,000	1,400,000	387,000	1,062,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	827,000	100,000	3,028,000	1,064,000	2,064,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	346,000	65,000	1,022,000	440,000	647,000
		$ 18,972,000	$18,972,000	$14,215,000	$893,000	$35,986,000	$12,693,000	$24,186,000

(1) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2009.

(2) The Local Limited Partnership interest was sold subsequent to March 31, 2009.

WNC Housing Tax Credit Fund VI, L.P. Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2009
	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$ 170,000	$ (36,000)	1998	40.0

Austin Gateway, Ltd.	78,000	(13,000)	2000	40.0

Bradley Villas Limited Partnership	71,000	(34,000)	1998	40.0

Chillicothe Plaza Apts. L.P.	105,000	(38,000)	1997	50.0

Concord Apartment Partners, L.P. (1)	82,000	(34,000)	1998	30.0

El Reno Housing Associates Limited Partnership	494,000	(226,000)	1998	40.0

Enhance, L.P.	73,000	(53,000)	2000	27.5

Hillcrest Heights, L.P.	167,000	(21,000)	1998	27.0

Hughes Villas Limited Partnership	125,000	(22,000)	1998	40.0

Mansur Wood Living Center, L.P.	647,000	(278,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	615,000	(43,000)	1998	27.5

Murfreesboro Villas Limited Partnership (2)	58,000	(74,000)	1998	40.0

Spring Valley Terrace Apartments, LLC	76,000	(46,000)	1997	40.0

United Development Co., L.P. - 97.1	328,000	(90,000)	1998	27.5

United Development Co., L.P. - 97.2	110,000	(39,000)	1998	27.5

	$ 3,199,000	$(1,047,000)

(1) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2009.

(2) The Local Limited Partnership interest was sold subsequent to March 31, 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2008
		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$ 1,187,000	$ 1,187,000	$1,085,000	$ 63,000	$2,284,000	$663,000	$1,684,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	345,000	12,000	634,000	155,000	491,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	522,000	30,000	970,000	287,000	713,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	972,000	972,000	608,000	56,000	1,863,000	396,000	1,523,000

Concord Apartment Partners, L.P. (1)	Orlando, Florida	470,000	470,000	256,000	90,000	359,000	168,000	281,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	2,437,000	75,000	5,909,000	2,026,000	3,958,000

Enhance, L.P.	Baton Rouge, Louisiana	620,000	620,000	588,000	48,000	1,368,000	522,000	894,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	488,000	30,000	1,193,000	333,000	890,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	737,000	12,000	975,000	319,000	668,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,513,000	51,000	11,039,000	3,117,000	7,973,000

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2008
		As of March 31, 2008		As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,323,000	130,000	2,742,000	1,396,000	1,476,000

Murfreesboro Villas Limited Partnership (2)	Murfreesboro, Arkansas	685,000	685,000	677,000	82,000	1,179,000	353,000	908,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	709,000	49,000	1,400,000	353,000	1,096,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	838,000	100,000	2,999,000	955,000	2,144,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	351,000	65,000	1,022,000	404,000	683,000
		$ 18,972,000	$18,972,000	$14,477,000	$893,000	$35,936,000	$11,447,000	$25,382,000

(1) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2009.

(2) The Local Limited Partnership interest was sold subsequent to March 31, 2009.

WNC Housing Tax Credit Fund VI, L.P. Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$ 144,000	$ (66,000)	1998	40.0

Austin Gateway, Ltd.	77,000	(18,000)	2000	40.0

Bradley Villas Limited Partnership	73,000	(36,000)	1998	40.0

Chillicothe Plaza Apts. L.P.	99,000	(13,000)	1997	50.0

Concord Apartment Partners, L.P. (1)	120,000	(14,000)	1998	30.0

El Reno Housing Associates Limited Partnership	496,000	(246,000)	1998	40.0

Enhance, L.P.	88,000	(49,000)	2000	27.5

Hillcrest Heights, L.P.	172,000	(15,000)	1998	27.0

Hughes Villas Limited Partnership	133,000	(4,000)	1998	40.0

Mansur Wood Living Center, L.P.	690,000	(286,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	604,000	5,000	1998	27.5

Murfreesboro Villas Limited Partnership (2)	104,000	(23,000)	1998	40.0

Spring Valley Terrace Apartments, LLC	72,000	(41,000)	1997	40.0

United Development Co., L.P. - 97.1	294,000	(226,000)	1998	27.5

United Development Co., L.P. - 97.2	114,000	(38,000)	1998	27.5
	$ 3,280,000	$ (1,070,000)

(1) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2009.

(2) The Local Limited Partnership Interest was sold subsequent to March 31, 2009.

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2007
		As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$ 1,187,000	$ 1,187,000	$ 1,098,000	$ 63,000	$ 2,284,000	$ (599,000)	$ 1,748,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	354,000	12,000	634,000	(139,000)	507,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	523,000	30,000	970,000	(262,000)	738,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	972,000	972,000	629,000	56,000	1,858,000	(350,000)	1,564,000

Concord Apartment Partners, L.P.	Orlando, Florida	470,000	470,000	260,000	90,000	358,000	(158,000)	290,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	2,463,000	75,000	5,908,000	(1,796,000)	4,187,000

Enhance, L.P.	Baton Rouge, Louisiana	620,000	620,000	596,000	48,000	1,368,000	(474,000)	942,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	502,000	30,000	1,194,000	(298,000)	926,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	741,000	12,000	975,000	(295,000)	692,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,623,000	51,000	11,039,000	(2,698,000)	8,392,000

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2007
		As of March 31, 2007		As of December 31, 2006
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,346,000	130,000	2,714,000	(1,300,000)	1,544,000

Murfreesboro Villas Limited Partnership	Murfreesboro, Arkansas	685,000	685,000	717,000	82,000	1,178,000	(325,000)	935,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	780,000	39,000	1,410,000	(318,000)	1,131,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	846,000	100,000	3,000,000	(846,000)	2,254,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	355,000	65,000	1,022,000	(371,000)	716,000
		$ 18,972,000	$18,972,000	$ 14,833,000	$ 883,000	$ 35,912,000	$ (10,229,000)	$ 26,566,000

WNC Housing Tax Credit Fund VI, L.P. Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2007
	For the Year Ended December 31, 2006
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$ 157,000	$ (50,000)	1998	40.0

Austin Gateway, Ltd.	59,000	(25,000)	2000	40.0

Bradley Villas Limited Partnership	66,000	(32,000)	1998	40.0

Chillicothe Plaza Apts. L.P.	98,000	(8,000)	1997	50.0

Concord Apartment Partners, L.P.	113,000	(9,000)	1998	30.0

El Reno Housing Associates Limited Partnership	517,000	(162,000)	1998	40.0

Enhance, L.P.	86,000	(48,000)	2000	27.5

Hillcrest Heights, L.P.	177,000	(11,000)	1998	27.0

Hughes Villas Limited Partnership	110,000	(27,000)	1998	40.0

Mansur Wood Living Center, L.P.	669,000	(355,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	549,000	(76,000)	1998	27.5

Murfreesboro Villas Limited Partnership	92,000	(34,000)	1998	40.0

Spring Valley Terrace Apartments, LLC	61,000	(57,000)	1997	40.0

United Development Co., L.P. - 97.1	327,000	(58,000)	1998	27.5

United Development Co., L.P. - 97.2	122,000	(24,000)	1998	27.5
	$3,203,000	$(976,000)

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