Form 10-Q
period 2009-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2011-01-28
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ___No _X__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2009 and 2008	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Three Months Ended June 30, 2009	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2009 and 2008	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2009	March 31, 2009

ASSETS

Cash	$61,263	$22,245
Investments in Local Limited Partnerships, net (Notes 2 and 3)	647,518	1,766,047

Total Assets	$708,781	$1,788,292

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$821,110	$808,669

Partners’ Equity (Deficit):
General Partner	(65,309)	(54,389)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	(47,020)	1,034,012

Total Partners’ Equity (Deficit)	(112,329)	979,623

Total Liabilities and Partners’ Equity (Deficit)	$708,781	$1,788,292

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008
(unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$10,000	$10,000
Recovery of bad debt	35,696	-

Total operating income	45,696	10,000

Operating expenses and loss:
Amortization (Note 2)	2,115	15,481
Asset management fees (Note 3)	17,517	17,517
Legal and accounting fees	-	104,927
Impairment loss (Note 2)	955,137	3,162,730
Other	2,732	6,471

Total operating expenses and loss	977,501	3,307,126

Loss from operations	(931,805)	(3,297,126)

Equity in losses of Local
Limited Partnerships (Note 2)	(161,277)	(243,088)

Gain on sale of investments in Local Limited Partnerships	1,123	-

Interest income	7	16

Net loss	$(1,091,952)	$(3,540,198)

Net loss allocated to:
General Partner	$(10,920)	$(35,402)

Limited Partners	$(1,081,032)	$(3,504,796)

Net loss per Partnership Unit	$(43)	$(140)

Outstanding weighted Partnership Units	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2009
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(54,389)	$1,034,012	$979,623

Net loss	(10,920)	(1,081,032)	(1,091,952)

Partners’ equity (deficit) at June 30, 2009	$(65,309)	$(47,020)	$(112,329)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(1,091,952)	$(3,540,198)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	2,115	15,481
Equity in losses of Local Limited Partnerships	161,277	243,088
Impairment loss	955,137	3,162,730
Gain on sale of investments in Local Limited Partnerships	(1,123)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	12,441	128,915

Cash provided by operating activities:	37,895	10,016

Cash flows from investing activities:
Proceeds from sale of investments in Local Limited Partnerships	36,819	-
Recovery of advances made to Local Limited Partnerships that were previously written off	(35,696)	-

Cash provided by investing activities	1,123	-

Net increase in cash	39,018	10,016

Cash, beginning of period	22,245	125,926

Cash, end of period	$61,263	$135,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

For the Quarterly Period Ended June 30, 2009
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

For the Quarterly Period Ended June 30, 2009
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership.   Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Housing Complex of Concord was sold on May 27, 2009. Concord started to struggle with occupancy starting in the first quarter of 2008 and continued to struggle until the Housing Complex was sold in May 2009.  Throughout 2008 and 2009, the occupancy gradually decreased, reaching a low of 54% in the first part of 2009.  Due to the occupancy issues, the Housing Complex was operating with negative cash flow.  As of December 31, 2006, the Partnership received all of the Low Income Housing Tax Credits from Concord.  The Compliance Period expires in 2011 but the buyer has indemnified against any tax credit recapture.  The sales price was $400,000.  Sales proceeds of $253,000 were used to pay the mortgage debt off, $72,000 was used to pay the broker’s fee, selling costs (including attorney fees), property taxes and other selling related expenses.  An additional $23,000 was paid to the Local General Partner for repayment of loans that had been made and $5,000 paid to the management company for final partnership expenses.  The Partnership received approximately $47,000 related to the sale.  Of that amount, $36,000 was paid for loans it had made, $10,000 was paid for accrued reporting fees and $1,000 was distributed to the Partnership according to the Limited Partnership Agreement. The $1,000 is remaining in the Partnership’s reserves to be used for payment of future expenses.  If there was a recapture, the maximum exposure would be $132,931, which includes the actual recapture amount and the applicable interest, and equates to $5.32 per Partnership Unit.

Subsequent to the quarterly period ended June 30, 2009, the Partnership sold its limited partner interests in Murfreesboro Villas, L.P. (“Murfreesboro”) and Chillicothe Plaza Apartments, L.P. (“Chillicothe”); see Note 5 for more information on these subsequent sales.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received.  The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and are being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2009, eleven of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2009 and 2008 was $2,115 and $15,481, respectively.  During the three months ended June 30, 2009 and 2008, impairment loss of $162,743 and $1,051,842, respectively, was recorded against these fees and costs.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the three months ended June 30, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $792,394 and $2,110,888, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the three months ended June 30, 2009 and 2008, an impairment loss of $162,743 and $1,051,842, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2009 and March 31, 2009, the Partnership owns limited partnership interests in 14 and 15 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 598 and 624 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$1,766,047	$5,687,350
Equity in losses of Local Limited Partnerships	(161,277)	(736,747)
Impairment loss	(955,137)	(3,162,730)
Amortization of capitalized acquisition fees and costs	(2,115)	(21,826)
Investments per balance sheet, end of period	$647,518	$1,766,047

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$647,518	$1,601,189
Acquisition fees and costs, net of accumulated amortization of $0 and $6,345	-	164,858
Investments per balance sheet, end of period	$647,518	$1,766,047

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$770,000	$832,000

Expenses:
Interest expense	172,000	204,000
Depreciation and amortization	307,000	317,000
Operating expenses	569.000	573,000
Total expenses	1,048,000	1,094,000

Net loss	$(278,000)	$(262,000)
Net loss allocable to the Partnership	$(277,000)	$(260,000)
Net loss recorded by the Partnership	$(161,000)	$(243,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
(unaudited)
NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

Enhanced Limited Partnership (“Enhanced”) has been experiencing operational issues.  The 23 unit property is located in Baton Rouge, Louisiana.  As of  December 31, 2010, the occupancy rate was 43% and over the past year it has fluctuated between 35% and 65%.  Management has been continually marketing the project.  The property has also been operating with negative cash flows although the mortgage, property taxes and insurance are all current.   The last year of Low Income Housing Tax Credits was taken in 2008 and therefore the Partnership is still in the Compliance Period, which will end in 2013.  The Partnership is in the beginning stages of discussions with the General Partner regarding purchasing its limited partnership interest.  The Partnership does not anticipate receiving any cash proceeds for its interest but would be seeking either a guarantee for the Compliance Period or a bond issued, due to the risk of recapture through the Compliance Period.  Enhanced is being closely monitored by the Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000.   Accumulated amortization of these capitalized costs was $0 and $6,345 as of June 30, 2009 and March 31, 2009, respectively.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.  As of June 30, 2009 these costs were fully amortized and impaired.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  As of June 30, 2009 and March 31, 2009 these costs were fully amortized and impaired.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $17,517 were incurred during each of the three months ended June 30, 2009 and 2008, of which $7,500 and $0 was paid during the three months ended June 30, 2009 and 2008, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $45 and $0 during the three months ended June 30, 2009 and 2008, respectively.

(e)
A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2009 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No disposition fees have been incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2009
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2009	March 31, 2009

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$82,405	$79,981
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	511,680	501,663

Total	$821,110	$808,669

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2009 and March 31, 2009, the Partnership in total had voluntarily advanced $897,382 and $935,579, respectively, to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P.  No advances were made during the three months ended June 30, 2009.  All advances were reserved in full the year they were advanced.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarterly period ended June 30, 2009, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”).  The Partnership sold its limited partner interest in Murfreesboro on November 12, 2009.  At the time of sale, Murfreesboro was appraised with a value of $609,000 and the outstanding mortgage debt was $754,203.  Murfreesboro had been experiencing operational issues for several years.  The Housing Complex was 12 years old and the maintenance and administrative expenses associated with the aging Housing Complex were expected to increase.   The Partnership received all of the Low Income Housing Tax Credits from Murfreesboro.  The final credits were taken in 2009.   The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture, the maximum exposure would be $387,573, which includes the actual recapture amount and the applicable interest, and equates to $15.50 per Partnership Unit.  The Partnership received $1 for its limited partner interest.

Subsequent to the quarterly period ended June 30, 2009, the Partnership sold its Local limited partnership interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”) to the Local General Partner.  Chillicothe was appraised at $380,000 and had a mortgage note balance of $548,000. The Local limited partnership interest was sold on December 31, 2010 for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership received all of the Low Income Housing Tax Credits from Chillicothe.  The final credits were taken in 2009.   The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture, the maximum exposure would be $425,973 which includes the actual recapture amount and the applicable interest, and equates to $17.04 per Partnership Unit.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $61,000 in cash and aggregate investments in fourteen Local Limited Partnerships of $648,000. Liabilities at June 30, 2009 consisted of $821,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.   The Partnership’s net loss for the three months ended June 30, 2009 was $(1,092,000), reflecting a decrease of $2,448,000 from the $(3,540,000) net loss experienced for the three months ended June 30, 2008.  The decrease was largely due to a decrease of $2,208,000 in impairment loss.  Impairment loss can vary from year to year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership.  The equity in losses of Local Limited Partnerships also decreased by $82,000 for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The equity in losses in Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, as of June 30, 2009, investment balances for eleven of the Local Limited Partnerships reached zero compared to only eight reaching zero as of June 30, 2008.  Since losses cannot be recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships would be expected.   Amortization decreased by $13,000 due to the fact that some of the acquisition costs and fees were written off in the prior year thereby reducing the amortization expense for future years.  Legal and accounting fees decreased by $105,000 due to the timing issue of the accounting work being performed.  During the three months ended June 30, 2009, one of its Local Limited Partnerships was sold and the Partnership incurred a gain on disposal of $1,000 while none of the Local Limited Partnerships were sold for the three months ended June 30, 2008.  There is a recovery of bad debt income of $36,000 during the three months ended June 30, 2009 due to the fact that the advances made and reserved for the disposed Local Limited Partnership were recovered as a result of the disposal.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.  The net increase in cash during the three months ended June 30, 2009 was $39,000 compared to a net increase in cash for the three months ended June 30, 2008 of 10,000.  The change of $29,000 is largely due to the fact that the Partnership received $37,000 in cash proceeds from the sale of a Local Limited Partnership.  In addition, no payment was made to the General Partner for asset management fees during the three months ended June 30, 2008 compared to $7,500 being paid to the General Partner during the three months ended June 30, 2009.

During the three months ended June 30, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by approximately $12,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008 and shall be applied prospectively except for very limited transactions. In February 2009, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008 except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: January 28, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 28, 2011