Form 10-Q
period 2009-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2011-01-28
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of September 30, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three and Six Months Ended September 30, 2009 and 2008	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Six Months Ended September 30, 2009	5

	Condensed Statements of Cash Flows
	For the Six Months Ended September 30, 2009 and 2008	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2009	March 31, 2009

ASSETS

Cash	$61,279	$22,245
Investments in Local Limited Partnerships, net (Notes 2 and 3)	525,410	1,766,047

Total Assets	$586,689	$1,788,292

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$844,828	$808,669

Partners’ Equity (Deficit):
General Partner	(66,767)	(54,389)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	(191,372)	1,034,012

Total Partners’ Equity (Deficit)	(258,139)	979,623

Total Liabilities and Partners’ Equity (Deficit)	$586,689	$1,788,292

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2009 and 2008
(unaudited)

	2009		2008
	Three Months	Six Months	Three Months	Six Months

Reporting fees	$-	$10,000	$30,345	$40,345
Recovery of bad debt	-	35,696	-	-

Total operating income	-	45,696	30,345	40,345

Operating expenses and loss:
Amortization (Note 2)	-	2,115	2,115	17,596
Asset management fees (Note 3)	17,127	34,644	17,517	35,034
Legal and accounting fees	5,874	5,874	-	104,927
Impairment loss (Note 2)	-	955,137	-	3,162,730
Write off of advances to Local Limited Partnerships (Note 4)	-	-	14,130	14,130
Other	716	3,448	3,748	10,219

Total operating expenses and loss	23,717	1,001,218	37,510	3,344,636

Loss from operations	(23,717)	(955,522)	(7,165)	(3,304,291)

Equity in losses of Local
Limited Partnerships (Note 2)	(122,108)	(283,385)	(186,562)	(429,650)

Gain on sale of investments in Local Limited Partnerships	-	1,123	-	-

Interest income	15	22	13	29

Net loss	$(145,810)	$(1,237,762)	$(193,714)	$(3,733,912)

Net loss allocated to:
General Partner	$(1,458)	$(12,378)	$(1,937)	$(37,339)

Limited Partners	$(144,352)	$(1,225,384)	$(191,777)	$(3,696,573)

Net loss per Partnership Unit	$(6)	$(49)	$(8)	$(148)

Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2009
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(54,389)	$1,034,012	$979,623

Net loss	(12,378)	(1,225,384)	(1,237,762)

Partners’ equity (deficit) at September 30, 2009	$(66,767)	$(191,372)	$(258,139)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(1,237,762)	$(3,733,912)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	2,115	17,596
Impairment loss	955,137	3,162,730
Equity in losses of Local Limited Partnerships	283,385	429,650
Gain on sale of investments in Local Limited Partnerships	(1,123)	-
Increase in accrued fees and expenses due to
General Partner and affiliates	36,159	57,679

Net cash provided by (used in) operating activities	37,911	(66,257)

Cash flows from investing activities:
Proceeds from sale of investmentsin Local Limited Partnerships	36,819	-
Recovery of advances made to Local Limited Partnerships that were previously written off	(35,696)	-
Advances to Local Limited Partnerships	-	14,130
Write off of advances to Local Limited Partnerships	-	(14,130)

Net cash provided by investing activities	1,123	-

Net increase (decrease) in cash	39,034	(66,257)

Cash, beginning of period	22,245	125,926

Cash, end of period	$61,279	$59,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

For the Quarterly Period Ended September 30, 2009
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

For the Quarterly Period Ended September 30, 2009
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2009
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

Subsequent to the quarterly period ended September 30, 2009, the Partnership sold its limited partner interests in Murfreesboro Villas, L.P. (“Murfreesboro”) and Chillicothe Plaza Apartments, L.P. (“Chillicothe”); see Note 5 for more information on these subsequent sales.

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

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2009
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of September 30, 2009, eleven of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of September 30, 2009 and March 31, 2009, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended September 30, 2009
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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the six months ended September 30, 2009 and 2008 was $2,115 and $17,596, respectively. During the six months ended September 30, 2009 and 2008, impairment loss of $162,743 and $1,051,842 was recorded against these fees and costs, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the six months ended September 30, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $792,394 and $2,110,888, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the six months ended September 30, 2009 and 2008, an impairment loss of $162,743 and $1,051,842, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2009 and March 31, 2009, the Partnership owns limited partnership interests in 14 and 15 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 598 and 624 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009

Investments per balance sheet, beginning of period	$1,766,047	$5,687,350
Equity in losses of Local Limited Partnerships	(283,385)	(736,747)
Impairment loss	(955,137)	(3,162,730)
Amortization of capitalized acquisition fees and costs	(2,115)	(21,826)
Investments per balance sheet, end of period	$525,410	$1,766,047

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$525,410	$1,601,189
Acquisition fees and costs, net of accumulated amortization of $0 and $6,345	-	164,858
Investments per balance sheet, end of period	$525,410	$1,766,047

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2009	2008

Revenues	$1,540,000	$1,664,000

Expenses:
Interest expense	344,000	409,000
Depreciation and amortization	614,000	633,000
Operating expenses	1,138,000	1,145,000
Total expenses	2,096,000	2,187,000

Net loss	$(556,000)	(523,000)
Net loss allocable to the Partnership	$(554,000)	$(521,000)
Net loss recorded by the Partnership	$(283,000)	$(430,000)

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

For the Quarterly Period Ended September 30, 2009
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000.   Accumulated amortization of these capitalized costs was $0 and $6,345 as of September 30, 2009 and March 31, 2009, respectively.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.  As of September 30, 2009 these costs were fully amortized and impaired.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  As of September 30, 2009 and March 31, 2009 these costs were fully amortized and impaired.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $34,644 and $35,034 were incurred during the six months ended September 30, 2009 and 2008, respectively, of which $7,500 and $12,500 was paid during the six months ended September 30, 2009 and 2008, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $45 and $80,000 during the six months ended September 30, 2009 and 2008, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2009
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2009	March 31, 2009

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$88,996	$79,981
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	528,807	501,663

Total	$844,828	$808,669

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30 and March 31, 2009, the Partnership in total had voluntarily advanced $897,382 and $935,579, respectively, to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P.  No advances were made during the six months ended September 30, 2009.  All advances were reserved in full the year they were advanced.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarterly period ended September 30, 2009, the Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (“Murfreesboro”) on November 12, 2009.  At the time of sale, Murfreesboro was appraised with a value of $609,000 and the outstanding mortgage debt was $754,203. Murfreesboro had been experiencing operational issues for several years.  The Housing Complex was 12 years old and the maintenance and administrative expenses associated with the aging Housing Complex were expected to increase. The Partnership received all of the Low Income Housing Tax Credits from Murfreesboro. The final credits were taken in 2009. The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture. If there was a recapture, the maximum exposure would be $387,573, which includes the actual recapture amount and the applicable interest, and equates to $15.50 per Partnership Unit.  The Partnership received $1 for its limited partner interest.

Subsequent to the quarterly period ended September 30, 2009, the Partnership sold its Local limited partnership interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”) to the Local General Partner.  Chillicothe was appraised at $380,000 and had a mortgage note balance of $548,000. The Local limited partnership interest was sold on December 31, 2010 for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership received all of the Low Income Housing Tax Credits from Chillicothe.  The final credits were taken in 2009.   The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture, the maximum exposure would be $425,973 which includes the actual recapture amount and the applicable interest, and equates to $17.04 per Partnership Unit.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2009 consisted of $61,000 in cash and aggregate investments in fourteen Local Limited Partnerships of $525,000.  Liabilities at September 30, 2009 consisted of $845,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.   The Partnership’s net loss for the three months ended September 30, 2009 was $(146,000), reflecting a decrease of approximately $48,000 from the $(194,000) net loss experienced for the three months ended September 30, 2008.  The decrease in net loss is largely due to the $64,000 decrease in equity in losses of Local Limited Partnerships which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, as of September 30, 2009, investment balances for eleven of the Local Limited Partnerships reached zero compared to only nine reaching zero as of September 30, 2008.  Since losses cannot be recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships would be expected.  In addition to the decrease in equity in losses of Local Limited Partnerships, there was a $14,000 decrease in write off of advances to Local Limited Partnerships.  During the three months ended September 30, 2009 there were no advances made to Local Limited Partnerships compared to advances during the three months ended September 30, 2008 of $(14,000).  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Amortization decreased by $2,000 during the three months ended September 30, 2009.  The decrease in amortization is due to the fact that the remaining net acquisition costs and fees were impaired to zero as of June 30, 2009 and therefore no further amortization could be taken during the three months ended September 30, 2009. There was an increase of $(6,000) in legal and accounting fees due to the timing of the accounting work being performed.  The reporting fee income decreased by $(30,000) for the three months ended September 30, 2009.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008.   The Partnership’s net loss for the six months ended September 30, 2009 was $(1,238,000), reflecting a decrease of approximately $2,496,000 from the $(3,734,000) net loss experienced for the six months ended September 30, 2008. The decrease in net loss is largely due the $2,208,000 decrease in impairment loss.  Impairment loss can vary from year to year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the Partnership.  In addition, amortization decreased by $15,000 during the six months ended September 30, 2009.  The decrease in amortization is due to the fact that some of the acquisition costs and fees were written off in the prior year thereby reducing the amortization expense for future years.  There was a decrease of $146,000 in equity in losses of Local Limited Partnership which can vary from year to year depending on the operations of the underlying properties of the Local Limited Partnerships.  Additionally, as of September 30, 2009, investment balances for eleven of the Local Limited Partnerships reached zero compared to only nine reaching zero as of September 30, 2008.  Since losses cannot be recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships would be expected.  During the six months ended September 30, 2009 there were no advances made to Local Limited Partnerships compared to advances during the three months ended September 30, 2008 of $(14,000).  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  Legal and accounting fees decreased by $99,000, which was due to the timing of the accounting work being performed.  During the six months ended September 30, 2009, one of its Local Limited Partnerships was sold and the Partnership incurred a gain on disposal of $1,000 while none of the Local Limited Partnerships were sold for the six months ended September 30, 2008.  There is a recovery of bad debt income of $36,000 related to the disposed Local Limited Partnership during the six months ended September 30, 2009 due to the fact that the advances made and reserved for the disposed Local Limited Partnership in prior years were recovered. The reporting fee income decreased by $(30,000) for the six months ended September 30, 2009.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008.  The net increase in cash during the six months ended September 30, 2009 was $39,000 compared to a net decrease in cash during the six months ended September 30, 2008 of $(66,000).   The change  was largely due to the fact that during the six months ended September 30, 2009, the Partnership paid $(8,000) to the General Partner for accrued asset management fees and the expenses paid on behalf of the Partnership compared to $(92,000) paid during the six months ended September 30, 2008. In addition, the Partnership didn’t make any advance to the Local Limited Partnerships during the six months ended September 30, 2009 compared to $(14,000) advanced to two of the Local Limited Partnerships during the six months ended September 30, 2008.  The Partnership received $10,000 reporting fees for the six months ended September 30, 2009 compared to $40,000 for the six months ended September 31, 2008 as described above.  For the six months ended September 30, 2009, the Partnership received $37,000 from the sale of the one of the Local Limited Partnerships compared to no sales proceeds during the six months ended September 30, 2008.

During the six months ended September 30, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $36,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2012.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and has no impact on the Partnership's financial condition or results of operations.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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