Form 10-Q
period 2009-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2011-01-28
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2009 and March 31, 2009	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2009 and 2008	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2009	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2009 and 2008	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2009	March 31, 2009

ASSETS

Cash	$37,789	$22,245
Investments in Local Limited Partnerships, net (Notes 2 and 3)	403,302	1,766,047

Total Assets	$441,091	$1,788,292

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$864,985	$808,669

Partners’ Equity (Deficit):
General Partner	(68,424)	(54,389)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	(355,470)	1,034,012

Total Partners’ Equity (Deficit)	(423,894)	979,623

Total Liabilities and Partners’ Equity (Deficit)	$441,091	$1,788,292

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009		2008
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$10,000	$-	$40,345
Recovery of bad debt	-	35,696	-	-

Total operating income	-	45,696	-	40,345

Operating expenses and loss:
Amortization (Note 2)	-	2,115	2,115	19,711
Asset management fees (Note 3)	16,904	51,548	17,517	52,551
Legal and accounting fees	9,297	15,171	2,890	107,817
Impairment loss (Note 2)	-	955,137	-	3,162,730
Write off of advances to Local Limited Partnerships (Note 4)	15,000	15,000	8,521	22,651
Other	2,456	5,904	5,400	15,619

Total operating expenses and loss	43,657	1,044,875	36,443	3,381,079

Loss from operations	(43,657)	(999,179)	(36,443)	(3,340,734)

Equity in losses of Local
Limited Partnerships (Note 2)	(122,108)	(405,493)	(158,260)	(587,910)

Gain on sale of investments in Local Limited Partnerships	-	1,123	-	-

Interest income	10	32	6	35

Net loss	$(165,755)	$(1,403,517)	$(194,697)	$(3,928,609)

Net loss allocated to:
General Partner	$(1,658)	$(14,035)	$(1,947)	$(39,286)

Limited Partners	$(164,097)	$(1,389,482)	$(192,750)	$(3,889,323)

Net loss per Partnership Unit	$(7)	$(56)	$(8)	$(156)

Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2009
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(54,389)	$1,034,012	$979,623

Net loss	(14,035)	(1,389,482)	(1,403,517)

Partners’ equity (deficit) at December 31, 2009	$(68,424)	$(355,470)	$(423,894)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2009 and 2008
(unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(1,403,517)	$(3,928,609)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	2,115	19,711
Impairment loss	955,137	3,162,730
Gain on sale of investments in Local Limited Partnerships	(1,123)	-
Equity in losses of Local Limited Partnerships	405,493	587,910
Increase in accrued fees and expenses due to General Partner and affiliates	56,316	74,586

Net cash provided by (used in) operating activities	14,421	(83,672)

Cash flows from investing activities:
Proceeds from sale of investments in Local Limited Partnerships	36,819	-
Recovery of advances made to Local Limited Partnerships that were previously written off	(35,696)	-
Advances to Local Limited Partnerships	(15,000)	(22,651)
Write off of advances to Local Limited Partnerships	15,000	22,651

Net cash provided by investing activities	1,123	-

Net increase (decrease) in cash	15,544	(83,672)

Cash, beginning of period	22,245	125,926

Cash, end of period	$37,789	$42,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity as the advances were forgiven	$-	$186,775

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

For the Quarterly Period Ended December 31, 2009
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

For the Quarterly Period Ended December 31, 2009
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
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

The Partnership sold its limited partner interest in Murfreesboro Villas, L.P. (Murfreesboro) on November 12, 2009.  At the time of sale, Murfreesboro was appraised with a value of $609,000 and the outstanding mortgage debt was $754,203. Murfreesboro had been experiencing operational issues for several years.  The Housing Complex was 12 years old and the maintenance and administrative expenses associated with the aging Housing Complex were expected to increase. The Partnership received all of the Low Income Housing Tax Credits from Murfreesboro.  The final credits were taken in 2009.   The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture, the maximum exposure would be $387,573, which includes the actual recapture amount and the applicable interest, and equates to $15.50 per Partnership Unit.  The Partnership received $1 for its limited partner interest.

Subsequent to the quarterly period ended December 31, 2010, the Partnership sold its limited partner interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”); see Note 5 for more information on this subsequent sale.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2009 and 2008 have been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2009, ten of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2009 and March 31, 2009, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the nine months ended December 31, 2009 and 2008 was $2,115 and $19,711, respectively. During the nine months ended December 31, 2009 and 2008, impairment loss of $162,743 and $1,051,842, respectively, was recorded against these fees and costs.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the nine months ended December 31, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $792,394 and $2,110,888, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the nine months ended December 31, 2009 and 2008, an impairment loss of $162,743 and $1,051,842, respectively, was recorded against the related intangibles.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2009 and March 31, 2009, the Partnership owns Local Limited Partnership interests in 13 and 15 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 574 and 624 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009

Investments per balance sheet, beginning of period	$1,766,047	$5,687,350
Equity in losses of Local Limited Partnerships	(405,493)	(736,747)
Impairment loss	(955,137)	(3,162,730)
Amortization of capitalized acquisition fees and costs	(2,115)	(21,826)

Investments per balance sheet, end of period	$403,302	$1,766,047

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$403,302	$1,601,189
Acquisition fees and costs, net of accumulated amortization of $0 and $6,345	-	164,858
Investments per balance sheet, end of period	$403,302	$1,766,047

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATION
	2009	2008

Revenues	$2,310,000	$2,497,000

Expenses:
Interest expense	516,000	614,000
Depreciation and amortization	921,000	950,000
Operating expenses	1,707,000	1,718,000
Total expenses	3,144,000	3,282,000

Net loss	$(834,000)	$(785,000)
Net loss allocable to the Partnership	$(831,000)	$(781,000)
Net loss recorded by the Partnership	$(405,000)	$(588,000)

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

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000. Accumulated amortization of these capitalized costs was $0 and $6,345 as of December 31, 2009 and March 31, 2009, respectively.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.  As of December 31, 2009 these costs were fully amortized and impaired.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  As of December 31, 2009 and March 31, 2009 these costs were fully amortized and impaired.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $51,548 and $52,551were incurred during the nine months ended December 31, 2009 and 2008, respectively, of which $7,500 and $12,500 were paid during the nine months ended December 31, 2009 and 2008, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $45 and $88,900 during the nine months ended December 31, 2009 and 2008, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2009
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2009	March 31, 2009

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$92,249	$79,981
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	545,711	501,663

Total	$864,985	$808,669

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31 and March 31, 2009, the Partnership in total had voluntarily advanced $874,416 and $935,579, to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P.   Advances of $15,000 were made during the nine months ended December 31, 2009, and reserved for in full.  Previous advances made to and subsequently reserved for Murfreesboro of $37,966 were written off during the quarter ended December 31, 2009 as a result of the disposal.  All advanced were reserved in full the year they were advanced.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarterly period ended December 31, 2009, the Partnership sold its Local limited partnership interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”) to the Local General Partner.  Chillicothe was appraised at $380,000 and had a mortgage note balance of $548,000. The Local limited partnership interest was sold on December 31, 2010 for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership received all of the Low Income Housing Tax Credits from Chillicothe.  The final credits were taken in 2009.   The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture, the maximum exposure would be $425,973 which includes the actual recapture amount and the applicable interest, and equates to $17.04 per Partnership Unit.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2009 consisted of $38,000 in cash and aggregate investments in thirteen Local Limited Partnerships of $403,000.  Liabilities at December 31, 2009 consisted of $865,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008.   The Partnership’s net loss for the three months ended December 31, 2009 was $(166,000) reflecting a $29,000 decrease from the $(195,000) net loss for the three months ended December 31, 2008.  The equity in losses of Local Limited Partnership decreased by $36,000, which can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Also, as more investment balances reach zero fewer losses would be recorded.  There was a $(6,000) increase in legal and accounting fees for the three months ended December 31, 2009 due to the timing of the accounting and legal work being performed.  There was also a $(6,000) increase in write off of advances to Local Limited Partnerships.  During the three months ended December 31, 2009 there were $(15,000) of advances made to one Local Limited Partnership, which was reserved for in full as of December 31, 2009 compared to (9,000) of advances during the three months ended December 31, 2008.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The amortization expense was decreased by $2,000.   The decrease in amortization is due to the fact that the remaining net acquisition costs and fees were impaired to zero as of June 30, 2009 and therefore no further amortization could be taken during the three months ended December 31, 2009.  Asset management fees decreased by $1,000 due to the fact two Local Limited Partnerships were sold during the nine months ended December 31, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008.   The Partnership’s net loss for the nine months ended December 31, 2009 was $(1,404,000), reflecting a change of approximately $2,525,000 from the $(3,929,000) net loss experienced for the nine months ended December 31, 2008.  The change was primarily due to the $2,208,000 decrease in impairment loss.  Impairment loss can vary from year to year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current carrying value of each of the investments to the partnership.  In addition, amortization decreased by $18,000 during the nine months ended December 31, 2009.  The decrease in amortization is due to the fact that the remaining net acquisition costs and fees were impaired to zero as of June 30, 2009 and therefore no further amortization could be taken during the nine months ended December 31, 2009. There was a decrease of $182,000 in equity in losses of Local Limited Partnership increased which can vary from year to year depending on the operations of the underlying properties of the Local Limited Partnerships.   Since losses can not be recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships would be expected.   There was also an $8,000 decrease in write off of advances to Local Limited Partnerships.  During the nine months ended December 31, 2009 there were advances of $(15,000) made to one Local Limited Partnership, which was reserved for in full as of December 31, 2009 compared to $(23,000) advances made during the nine months ended December 31, 2008.  The advances made to the troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships.  The legal and accounting fees decreased by $93,000 due in large part to the timing of the accounting work that was performed.   Gain on disposal increased by $1,000 due to the sale of two Local Limited Partnerships during the nine months ended December 31, 2009 compared to no Local Limited Partnerships disposed of during 2008.   There is also recovery of bad debt income of $36,000 related to the sale of  one Local Limited Partnership during the nine months ended December 31, 2009 due to the fact that advances made and reserved for the disposed Local Limited Partnership in prior years were recovered.  The reporting fees decreased by $(30,000) for the nine months ended December 31, 2009.   Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008.  The net increase in cash during the nine months ended December 31, 2009 was $16,000 compared to a net decrease in cash during the nine months ended December 31, 2008 of $(84,000).  The change was largely due to the fact that during the nine months ended December 31, 2009, the Partnership paid $(8,000) to the General Partner for accrued asset management fees and the expenses paid on behalf of the Partnership compared to $(101,000) paid during the nine months ended December 31, 2008. In addition, the Partnership advanced $(15,000) to one of the Local Limited Partnerships during the nine months ended December 31, 2009 compared to $(23,000) advanced to two of the Local Limited Partnerships during the nine months ended December 31, 2008.  The Partnership received $10,000 of reporting fees for the nine months ended December 31, 2009 compared to $40,000 for the nine months ended December 31, 2008.  For the nine months ended December 31, 2009, the Partnership received $37,000 from the sale of the one of the Local Limited Partnerships compared to no sales proceeds during the six months ended September 30, 2008.

During the nine months ended December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $56,000. The General Partner does not anticipate that the balance of accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2009, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2012.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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