Form 10-K
period 2010-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2011-02-04
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

The Partnership originally invested in fifteen Local Limited Partnerships, two of which have been sold or otherwise disposed of as of March 31, 2010.  Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the fifteen Housing Complexes:

Expiration Date for 15-year Compliance Period
Local Limited Partnership Name	Compliance Period Expiration Date

Apartment Housing of Theodore, Ltd.	2013
Bradley Villas, L.P.	2012
Chillicothe Plaza Apts., L.P.	2013
Hughes Villas, L.P.	2010
Murfreesboro Villas, L.P.	2013
El Reno Housing Associates, L.P.	2014
Spring Valley Terrace Apts., LLC	2012
Mark Twain Senior Community L.P.	2012
Concord Apartment Partners, L.P.	2011
Hillcrest Heights, L.P.	2011
United Development Co., L.P. 97.2	2012
United Development Co., L.P. 97.1	2013
Mansur Wood Living Center, L.P.	2015
Enhance, L.P.	2013
Austin Gateway, Ltd.	2011

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.  As of March 31, 2010 none of the Housing Complexes have completed the 15 year compliance period.

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

During the year ended March 31, 2010, the Partnership sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.

The Housing Complex of Concord was sold on May 28, 2009. Concord started to struggle with occupancy starting in the first quarter of 2008 and continued to struggle until the property was sold in May 2009.  Throughout 2007, 2008 and 2009 the occupancy gradually kept decreasing reaching a low of 54% in the first part of 2009.  Due to the occupancy issues the property was operating with negative cash flow.  As of December 31, 2006, the Partnership received all of the Low Income Housing Tax Credits from Concord.  The Compliance Period expires in 2011 but the buyer has indemnified against any tax credit recapture.  The sales price was $400,000.  Sales proceeds of $253,000 were used to pay the mortgage debt off, $72,000 was used to pay the broker fee, selling costs (including attorney fees), property taxes and other selling related expenses.  An additional $23,000 was paid to the Local General Partner as repayment of loans that had been made and $5,000 paid to Concord for final Partnership expenses.  The Partnership received approximately $47,000 related to the sale.  Of this amount, $36,000 was paid for loans it had made, $10,000 was paid for accrued reporting fees and $1,000 was distributed to the Partnership according to the Limited Partnership Agreement. The $1,000 is remaining in the Partnership’s reserves to be used for payment of future expenses.  The purchaser of Concord did execute an indemnification agreement against any Low Income Housing Tax Credit recapture.  If there was a recapture the maximum exposure would be $132,931 which includes the actual recapture amount and the applicable interest, which equates to $5.32 per Partnership Unit.

The Partnership sold its Limited Partnership Interest in Murfreesboro on November 12, 2009.  Murfreesboro was appraised with a value of $609,000 and the outstanding mortgage debt was $754,203.  Murfreesboro had been experiencing operational issues for several years.  The Housing Complex was 12 years old and the maintenance and administrative expenses associated with the aging Housing Complex were expected to increase.   The Partnership received all of the Low Income Housing Tax Credits from Murfreesboro.  The final credits were taken in 2009.   The Compliance Period expires in 2013 therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture the maximum exposure would be $387,573 which includes the actual recapture amount and the applicable interest, which equates to $15.50 per Partnership Unit.  The Partnership received $1 for its Limited Partnership Interest.

Subsequent to the year ended March 31, 2010, the Partnership sold its limited partner interest Chillicothe Plaza Apartments, L.P. (“Chillicothe”); see Note 7 for more information on this subsequent sale.

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
•
Limitations on cash distributions.  The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes

•
Limitations on sale or refinancing of the Housing Complexes.  A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the subsidizer. The subsidizer may withhold such approval in the discretion of the subsidizer. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

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

The Partnership reviews its investments in Local Limited Partnership for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2010, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $955,137, $3,162,730 and $1,691,407, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $61,000, $45,000 and $45,000 for the years ended March 31, 2010, 2009 and 2008, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $66,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the thirteen Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	$ 1,187,000	$ 1,187,000	40	$ 1,855,000	$ 1,056,000

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	131,000	131,000	10	225,000	259,000

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	501,000	501,000	20	806,000	519,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	972,000	972,000	28	1,524,000	569,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	3,040,000	3,040,000	100	4,406,000	2,380,000

Enhanced, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	620,000	620,000	23	899,000	572,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	609,000	609,000	32	997,000	459,000

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	182,000	182,000	20	334,000	729,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	6,531,000	6,531,000	115	8,953,000	3,266,000

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	740,000	740,000	106	1,132,000	1,271,000

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	716,000	716,000	20	1,102,000	704,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	1,845,000	1,845,000	40	2,693,000	815,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	743,000	743,000	20	1,061,000	341,000

			$ 17,817,000	$ 17,817,000	574	$ 25,987,000	$ 12,940,000

(1) Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.  Approximately 98% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

	For the year ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Apartment Housing of Theodore	$130,000	$(104,000)	98.99%

Austin Gateway, Ltd.	84,000	(8,000)	99.98%

Bradley Villas Limited Partnership	55,000	(37,000)	99.00%

Chillicothe Plaza Apts. L.P.	109,000	(53,000)	99.97%

El Reno Housing Associates Limited Partnership	518,000	(174,000)	99.98%

Enhanced, L.P.	100,000	(47,000)	99.98%

Hillcrest Heights, L.P.	172,000	(37,000)	99.99%

Hughes Villas Limited Partnership	119,000	(28,000)	99.00%

Mansur Wood Living Center, L.P.	670,000	(281,000)	98.99%

Mark Twain Senior Community Limited Partnership	627,000	(83,000)	98.99%

Spring Valley Terrace Apartments, LLC	67,000	(71,000)	99.98%

United Development Co., L.P. - 97.1	290,000	(99,000)	99.98%

United Development Co., L.P. - 97.2	106,000	(57,000)	99.98%

	$3,047,000	$(1,079,000)

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	75%	80%	90%	80%	90%

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	92%	92%	100%	100%	100%

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	60%	95%	90%	100%	100%

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	79%	96%	96%	86%	100%

Concord Apartment Partners, L.P.	Orlando, Florida	New Communities, LLC, a Colorado limited liability Company N/A	N/A	58%	81%	100%	100%

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	94%	89%	90%	97%	94%

Enhanced, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	65%	57%	65%	70%	96%

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	97%	94%	94%	94%	97%

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	90%	100%	95%	90%	95%

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	100%	100%	100%	90%	92%

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	99%	98%	97%	95%	94%

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2009	2008	2007	2006	2005

Murfreesboro Villas Limited Partnership	Murfreesboro, Arkansas	Murfreesboro Industrial Development Corporation	N/A	67%	75%	96%	96%

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	75%	90%	100%	95%	75%

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	98%	98%	100%	100%	90%

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	90%	95%	100%	95%	100%

			91%	87%	92%	93%	95%

N/A – The Local Limited Partnership was sold as of the respective year end.

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

(b)	At March 31, 2010, there were 1,408 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2010, 2009 and 2008, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2010.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2010	2009	2008	2007	2006

ASSETS
Cash	$38,295	$22,245	$125,926	$143,541	$125,887
Investments in Local Limited Partnerships, net	281,192	1,766,047	5,687,350	8,470,127	10,041,847

Total Assets	$319,487	$1,788,292	$5,813,276	$8,613,668	$10,167,734

LIABILITIES
Accrued fees and expenses due to General Partner and affiliates	$885,799	$808,669	$912,289	$866,873	$798,373

PARTNERS' EQUITY (DEFICIT)	(566,312)	979,623	4,900,987	7,746,795	9,369,361

Total Liabilities and Partners’ Equity (Deficit)	$319,487	$1,788,292	$5,813,276	$8,613,668	$10,167,734

Selected results of operations, cash flows and other information for the Partnership are as follows:

	2010	2009	2008	2007	2006
Loss from operations (Note 1)	$(1,019,493)	$(3,371,428)	$(1,816,582)	$(674,807)	$(935,955)
Equity in losses of Local Limited Partnerships	(527,603)	(736,747)	(1,029,446)	(948,430)	(927,925)
Gain on sale of Local Limited Partnerships	1,124	-	-	-	-
Interest income	37	36	220	671	624
Net loss	$(1,545,935)	$(4,108,139)	$(2,845,808)	$(1,622,566)	$(1,863,256)

Net loss allocated to:
General Partner	$(15,459)	$(41,081)	$(28,458)	$(16,226)	$(18,632)
Limited Partners	$(1,530,476)	$(4,067,058)	$(2,817,350)	$(1,606,340)	$(1,844,624)
Net loss per Partnership Unit	$(61.22)	$(162.68)	$(112.69)	$(64.25)	$(73.78)
Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000	25,000

Note 1-Loss from operations for the years ended March 31, 2010, 2009, 2008, 2007 and 2006 includes a charge for impairment  losses  on investments  in  Local Limited Partnerships  of $955,137, $3,162,730, $1,691,407, $559,870 and $759,132, respectively.

	For the Years Ended March 31,

	2010	2009	2008	2007	2006

Net cash provided by (used in):
Operating activities	$16,050	$(103,681)	$(17,615)	$17,654	$(31,793)

Net change in cash	16,050	(103,681)	(17,615)	17,654	(31,793)

Cash, beginning of period	22,245	125,926	143,541	125,887	157,680

Cash, end of period	$38,295	$22,245	$125,926	$143,541	$125,887

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2009	2008	2007	2006	2005

Federal	$65	$86	$103	$107	$111

State	-	-	-	-	-

Total	$65	$86	$103	$107	$111

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

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

Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity methodinvestment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it had no material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

Financial Condition

The Partnership’s assets at March 31, 2010 consisted of $38,000 in cash and aggregate investments in thirteen Local Limited Partnerships of $281,000. Liabilities at March 31, 2010 primarily consisted of $886,000 of accrued fees and expenses due to the General Partner and affiliates (See “Future Contractual Cash Obligations’ below).

Results of Operations

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net increase for the year ended March 31, 2010 was $(1,546,000), reflecting a decrease of $2,562,000 from the net loss of $(4,108,000) experienced for the year ended March 31, 2009.  The decrease in net loss is largely due to a decrease of $2,208,000 in impairment loss.  Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year.   Amortization decreased by $20,000 for the year ended March 31, 2010.  The decrease in amortization is due to the fact that the remaining net acquisition costs and fees were impaired to zero as of June 30, 2009 and therefore no further amortization could be taken.  There was a decrease of $209,000 in equity in losses of Local Limited Partnerships during the year ended March 31, 2010.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Also, as of March 31, 2010 additional investment balances for the Local Limited Partnerships reached zero as compared to the year ended March 31, 2009.  As losses cannot be recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships would be expected.  There was also a decrease of $15,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2010 compared to the year ended March 31, 2009.  Advances of $(15,000) were made and reserved for fully during the year ended March 31, 2010 compared to $(30,000) of advances being made and reserved for during the year ended March 31, 2009.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds.  Legal and accounting expenses decreased by $91,000 due to the timing of the accounting work that was performed.  Asset management fees decreased by $2,000 due to the fact two Local Limited Partnerships were disposed of during the year ended March 31, 2010.  There was an increase in recovery of bad debt of $36,000 from the year ended March 31, 2009.  Upon the disposition of one of the Local Limited Partnerships, some of the advances written off  associated with the disposed Local Limited Partnership were recovered and recognized as income.  Reporting fees decreased by $(30,000) due to the fact that Local Limited Partnerships pay the reporting fee income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net increase in cash during the year ended March 31, 2010 was $16,000 compared to net decrease in cash for the year ended March 31, 2009 of $(104,000).  The change was largely due to the Partnership reimbursing the General Partner or an affiliate $(80,000) for the year ended March 31, 2009 compared to no reimbursements made during the year ended March 31, 2010.  The Partnership paid accrued asset management fees of $(8,000) during the year ended March 31, 2010 compared to $(25,000) during the year ended March 31, 2009. Additionally, the Partnership advanced $(15,000) to a Local Limited Partnership that was experiencing operational issues for the year ended March 31, 2010 compared to $(30,000) advanced for the year ended March 31, 2009.  Lastly, for the year ended March 31, 2009 the Partnership collected $30,000 more in reporting fees due to the fact that Local Limited Partnerships pay the reporting fee income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $77,000, $(104,000) and $45,000 for the years ended March 31, 2010, 2009 and 2008, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

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

For all periods presented, the Partnership advanced cash in the amount of $562,213 to one of the Local Limited Partnerships, El Reno Housing Associates, L.P. in which it has a Limited Partnership interest to assist with the payments of their operating expenses.  All advances were reserved in full in the year they were advanced.

For all periods presented the Partnership in total had advanced $32,623, to one Local Limited Partnership, Hillcrest Heights, L.P. in which the Partnership is a limited partner. These advances were used to pay for the property taxes and operational expenses.  All advances were reserved in full in the year they were advanced.

As of March 31, 2010 and 2009 the Partnership had advanced $279,580 and $264,580, respectively, to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the accounting fees, property taxes and operational expenses.  All advances were reserved in full in the year they were advanced.

As of March 31, 2010 and 2009 the Partnership had advanced $0 and $37,966, respectively, to one Local Limited Partnership, Murfreesboro Villas, in which the Partnership is a limited partner. These advances were used to pay for the accounting fees.  All advances were reserved in full in the year they were advanced.

As of March 31, 2010 and 2009 the Partnership had advanced $0 and $38,196, respectively to one Local Limited Partnership, Concord Apartment Partners, in which the Partnership is a limited partner. These advances were used to pay for the building repairs and operational expenses.  All advances were reserved in full in the year they were advanced.  During the year ended March 31, 2010 $35,696 that had been previously advanced was repaid to the Partnership when the limited partnership interest was sold.

Troubled Housing Complexes

Enhanced Limited Partnership (“Enhanced”) has been experiencing operational issues.  The 23 unit property is located in Baton Rouge, Louisiana.  As of September 30, 2010, the occupancy rate was 43% and over the past year it has fluctuated between 35% and 65%.  Management has been continually marketing the project.  The property has also been operating with negative cash flows although the mortgage, property taxes and insurance are all current.   The last year of Low Income Housing Tax Credits was taken in 2008 and therefore the Partnership is still in the Compliance Period, which will end in 2013.  The Partnership is in the beginning stages of discussions with the General Partner regarding purchasing its limited partnership interest.  The Partnership does not anticipate receiving any cash proceeds for its interest but would be seeking either a guarantee for the Compliance Period or a bond issued, due to the risk of recapture through the Compliance Period.  Enhanced is being closely monitored by the Partnership.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total

Asset management fees (1)	$628,001	$65,832	$65,832	$65,832	$65,832	$2,435,784	$3,327,113
Total contractual cash obligations	$628,001	$65,832	$65,832	$65,832	$65,832	$2,435,784	$3,327,113

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2010 have been included in the 2011 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the Partnership) as of March 31, 2010 and 2009, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2010.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain local limited partnerships which investments represent $274,929 and $1,402,144 of the total Partnership assets as of March 31, 2010 and 2009, respectively, and $(451,365), $(501,351) and $(529,554) of the total Partnership loss for the years ended March 31, 2010, 2009 and 2008, respectively.  Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P. C.
Bethesda, Maryland
February 4, 2011

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
MANSUR WOOD LIVING CENTER, L.P.
Bettendorf, Iowa

We have audited the accompanying balance sheets of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2009 and 2008 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2009 and 2008 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
May 13, 2010

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners
MANSUR WOOD LIVING CENTER, L.P.
Bettendorf, Iowa

We have audited the accompanying balance sheets of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2008 and 2007 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2008 and 2007 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
April 30, 2009

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

El Reno Housing Associates Limited Partnership

New Orleans, Louisiana

We have audited the accompanying balance sheets of El Reno Housing Associates Limited Partnership, HUD Project No 117-11071, as of December 31, 2009 and 2008, and the related statements of income, change in partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of El Reno Housing Associates Limited Partnership, HUD Project No. 117-11071, as of December 31, 2009 and 2008, and the result of its operations, chances in partners’ equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated April 28, 2010, on our consideration of El Reno Housing Associates Limited Partnership’s internal control, and reports dated April 28, 2010, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are in integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
April 28, 2010

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

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

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
March 19, 2009

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2010	2009

ASSETS

Cash	$38,295	$22,245
Investments in Local Limited Partnerships, net (Notes 2 and 3)	281,192	1,766,047

Total Assets	$319,487	$1,788,292

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$885,799	$808,669

Partners’ Equity (Deficit):
General Partner	(69,848)	(54,389)
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	(496,464)	1,034,012

Total Partners’ Equity (Deficit)	(566,312)	979,623

Total Liabilities and Partners’ Equity (Deficit)	$319,487	$1,788,292

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2010, 2009 and 2008

	For the Years Ended March 31,

	2010	2009	2008

Reporting fees	$10,500	$40,345	$27,000
Recovery of bad debt	35,696	-	-

Total operating income	46,196	40,345	27,000

Operating expenses and loss:
Amortization	2,115	21,826	61,924
Impairment loss (Note 2)	955,137	3,162,730	1,691,407
Asset management fees (Note 3)	68,006	70,068	70,068
Legal and accounting	16,871	107,984	7,204
Write off of advances to Local Limited Partnerships (Note 5)	15,000	30,163	4,500
Other	8,560	19,002	8,479

Total operating expenses and loss	1,065,689	3,411,773	1,843,582

Loss from operations	(1,019,493)	(3,371,428)	(1,816,582)

Gain on sale of investments in Local Limited Partnerships	1,124	-	-

Equity in losses of Local Limited Partnerships (Note 2)	(527,603)	(736,747)	(1,029,446)

Interest income	37	36	220

Net loss	$(1,545,935)	$(4,108,139)	$(2,845,808)

Net loss allocated to:
General Partner	$(15,459)	$(41,081)	$(28,458)

Limited Partners	$(1,530,476)	$(4,067,058)	$(2,817,350)

Net loss per Partnership Unit	$(61.22)	$(162.68)	$(112.69)

Outstanding weighted Partnership Units	25,000	25,000	25,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2010, 2009 and 2008

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(171,625)	$7,918,420	$7,746,795

Net loss	(28,458)	(2,817,350)	(2,845,808)

Partners’ equity (deficit) at March 31, 2008	(200,083)	5,101,070	4,900,987

Net loss	(41,081)	(4,067,058)	(4,108,139)

Contributions (Note 6)	186,775	-	186,775

Partners’ equity (deficit) at March 31, 2009	(54,389)	1,034,012	979,623

Net loss	(15,459)	(1,530,476)	(1,545,935)

Partner’s deficit at March 31, 2010	$(69,848)	$(496,464)	$(566,312)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2010, 2009 and 2008

	For the Years Ended March 31,

	2010	2009	2008

Cash flows from operating activities:
Net loss	$(1,545,935)	$(4,108,139)	$(2,845,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	2,115	21,826	61,924
Impairment loss	955,137	3,162,730	1,691,407
Gain on sale of investments in Local Limited Partnerships	(1,123)	-	-
Equity in losses of Local Limited Partnerships	527,603	736,747	1,029,446
Increase in accrued fees and expenses due to General Partner and affiliates	77,130	83,155	45,416

Net cash provided by (used in) operating activities	14,927	(103,681)	(17,615)

Cash flows from investing activities:
Proceeds from sale of investments in Local limited Partnerships	36,819	-	-
Recovery of advances made to Local Limited Partnerships	(35,696)	-	-
Advances made to Local Limited Partnerships	(15,000)	(30,163)	(4,500)
Write off of advances made to Local Limited Partnerships	15,000	30,163	4,500

Net cash provided by investing activities	1,123	-	-

Net increase (decrease) in cash	16,050	(103,681)	(17,615)

Cash, beginning of period	22,245	125,926	143,541

Cash, end of period	$38,295	$22,245	$125,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$1,062	$845	$800

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$-	$186,775	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2010, 2009 and 2008

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

For the Years Ended March 31, 2010, 2009 and 2008

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

For the Years Ended March 31, 2010, 2009 and 2008

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are met.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2010.  As of March 31, 2010, none of the Housing Complexes had completed their Compliance Period.

During the year ended March 31, 2010, the Partnership sold its Limited Partnership Interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and the Housing Complex of Concord Apartment Partners, L.P. (“Concord”) was sold.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Housing Complex of Concord was sold on May 28, 2009. Concord started to struggle with occupancy starting in the first quarter of 2008 and continued to struggle until the property was sold in May 2009.  Throughout 2007, 2008 and 2009 the occupancy gradually kept decreasing reaching a low of 54% in the first part of 2009.  Due to the occupancy issues the property was operating with negative cash flow.  As of December 31, 2006, the Partnership received all of the Low Income Housing Tax Credits from Concord.  The Compliance Period expires in 2011 but the buyer has indemnified against any tax credit recapture.  The sales price was $400,000.  Sales proceeds of $253,000 were used to pay the mortgage debt off, $72,000 was used to pay the broker fee, selling costs (including attorney fees), property taxes and other selling related expenses..  An additional $23,000 was paid to the Local General Partner as repayment of loans that had been made and $5,000 paid to Concord for final Partnership expenses.  The Partnership received approximately $47,000 related to the sale.  Of this amount, $36,000 was paid for loans it had made, $10,000 was paid for accrued reporting fees and $1,000 was distributed to the Partnership according to the Limited Partnership Agreement. The $1,000 is remaining in the Partnership’s reserves to be used for payment of future expenses.  The purchaser of Concord did execute an indemnification agreement against any Low Income Housing Tax Credit recapture.  If there was a recapture the maximum exposure would be $132,931 which includes the actual recapture amount and the applicable interest, which equates to $5.32 per Partnership Unit.

The Partnership sold its Limited Partnership Interest in Murfreesboro on November 12, 2009.  Murfreesboro was appraised with a value of $609,000 and the outstanding mortgage debt was $754,203.  Murfreesboro had been experiencing operational issues for several years.  The Housing Complex was 12 years old and the maintenance and administrative expenses associated with the aging Housing Complex were expected to increase.   The Partnership received all of the Low Income Housing Tax Credits from Murfreesboro.  The final credits were taken in 2009.   The Compliance Period expires in 2013 therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture the maximum exposure would be $387,573 which includes the actual recapture amount and the applicable interest, which equates to $15.50 per Partnership Unit.  The Partnership received $1 for its Limited Partnership Interest.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years. (See Notes 2 and 3)

"Equity in losses of Local Limited Partnerships" for each year ended March 31 have been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2010, ten investment balances in Local Limited Partnership reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of March 31, 2010 and 2009, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2010, 2009 and 2008 was $2,115, $21,826 and $61,924, respectively. During the years ended March 31, 2010 and 2009 an impairment loss of $162,743 and $1,051,842 was recorded against these costs.  As of March 31, 2010, these costs were fully amortized or impaired.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2010, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $792,394, $2,110,888 and $1,691,407, respectively. The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2010, 2009 and 2008 an impairment loss of $162,743, $1,051,842, and $0, respectively, was recorded against the related intangibles.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for as of and  for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2010 and 2009 the Partnership owns Local Limited Partnership interests in 13 and 15 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 574 and 624 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2010 and 2009, is approximately $5,316,000 and $5,242,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits allocated to the Partnership and any estimated residual value of the investment.  For the years ended March 31, 2010, 2009 and 2008 impairment loss related to investments in Local Limited Partnerships was $792,394, $2,110,888 and $1,691,407, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. During the years ended March 31, 2010, 2009 and 2008 an impairment loss of $162,743, $1,051,842, and $0, respectively, was recorded against the related intangibles.

At March 31, 2010 and 2009, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2010, 2009 and 2008, amounting to approximately $571,000, $305,000 and $36,000, respectively, have not been recognized.  As of March 31, 2010, the aggregate share of net losses not recognized by the Partnership amounted to $916,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:
	For the Years Ended March 31,

	2010	2009	2008

Investments per balance sheet, beginning of period	$1,766,047	$5,687,350	$8,470,127
Impairment loss	(955,137)	(3,162,730)	(1,691,407)
Equity in losses of Local Limited Partnerships	(527,603)	(736,747)	(1,029,446)
Amortization of paid acquisition fees and costs	(2,115)	(21,826)	(61,924)

Investments per balance sheet, end of period	$281,192	$1,766,047	$5,687,350

	For the Years Ended March 31,
	2010	2009	2008

Investments in Local Limited Partnerships, net	$281,192	$1,601,189	$4,448,824
Acquisition fees and costs, net of accumulated amortization of $0, $6,345 and $697,208	-	164,858	1,238,526
Investments per balance sheet, end of period	$281,192	$1,766,047	$5,687,350

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009

ASSETS

Buildings and improvements (net of accumulated depreciation for 2009 and 2008 of $13,405,000 and $12,693,000, respectively)	$21,211,000	$23,293,000
Land	712,000	893,000
Other assets	1,234,000	1,345,000

Total assets	$23,157,000	$25,531,000

LIABILITIES

Mortgage loans payable	$12,940,000	$14,215,000
Due to related parties	3,328,000	3,289,000
Other liabilities	1,144,000	1,184,000

Total liabilities	17,412,000	18,688,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund VI, L.P., Series 5	5,597,000	7,008,000
Other partners	148,000	(165,000)

Total partners’ equity (deficit)	5,745,000	6,843,000

Total liabilities and partners’ equity (deficit)	$23,157,000	$25,531,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007

Revenues	$3,095,000	$3,329,000	$3,399,000

Expenses:
Operating expenses	2,199,000	2,290,000	2,382,000
Interest expense	746,000	818,000	840,000
Depreciation and amortization	1,229,000	1,267,000	1,247,000

Total expenses	4,174,000	4,375,000	4,469,000

Net operating loss	$(1,709,000)	$(1,046,000)	$(1,070,000)

Net loss allocable to the Partnership	$(1,073,000)	$(1,042,000)	$(1,053,000)

Net loss recorded by the Partnership	$(528,000)	$(737,000)	$(1,029,000)

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

Troubled Housing Complexes

Enhanced Limited Partnership (“Enhanced”) has been experiencing operational issues.  The 23 unit property is located in Baton Rouge, Louisiana.  As of September 30, 2010, the occupancy rate was 43% and over the past year it has fluctuated between 35% and 65%.  Management has been continually marketing the project.  The property has also been operating with negative cash flows although the mortgage, property taxes and insurance are all current.   The last year of Low Income Housing Tax Credits was taken in 2008 and therefore the Partnership is still in the Compliance Period, which will end in 2013.  The Partnership is in the beginning stages of discussions with the General Partner regarding purchasing its limited partnership interest.  The Partnership does not anticipate receiving any cash proceeds for its interest but would be seeking either a guarantee for the Compliance Period or a bond issued, due to the risk of recapture through the Compliance Period.  Enhanced is being closely monitored by the Partnership.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partners or their affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000.  Accumulated amortization of these capitalized costs was $0 and $6,345 as of March 31, 2010 and 2009, respectively. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

  NOTE 3 – RELATED PARTY TRANSACTIONS, continued

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

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $185,734 which have been included in investments in Local Limited Partnerships.  These costs were fully amortized or impaired for all periods presented.

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $68,006, $70,068 and $70,068 were incurred during the years ended March 31, 2010, 2009 and 2008, respectively, of which $7,500, $25,000 and $25,000 was paid during the years ended March 31, 2010, 2009 and 2008, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were approximately $45, $80,000 and $15,335 during the years ended March 31, 2010, 2009 and 2008, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred in the three year period ended March 31, 2010.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2010	2009
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$96,604	$79,981
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	562,169	501,663

Total	$885,798	$808,669

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31(rounded):

	June 30	September 30	December 31	March 31

2010

Income	$46,000	$-	$-	$-

Operating expenses	(978,000)	(24,000)	(44,000)	(20,000)

Loss from operations	(932,000)	(24,000)	(44,000)	(20,000)

Equity in losses of Local Limited Partnerships	(161,000)	(122,000)	(122,000)	(122,000)

Gain on sale of Local Limited Partnerships	1,000	-	-	-

Net loss	(1,092,000)	(146,000)	(166,000)	(142,000)

Net loss available to Limited Partners	(1,081,000)	(144,000)	(164,000)	(141,000)

Net loss per Partnership Unit	(43)	(6)	(7)	(5)

	June 30	September 30	December 31	March 31

2009

Income	$10,000	$30,000	$-	$-

Operating expenses	(3,307,000)	(37,000)	(36,000)	(31,000)

Loss from operations	(3,297,000)	(7,000)	(36,000)	(31,000)

Equity in losses of Local Limited Partnerships	(243,000)	(187,000)	(158,000)	(149,000)

Net loss	(3,540,000)	(194,000)	(194,000)	(180,000)

Net loss available to Limited Partners	(3,505,000)	(192,000)	(193,000)	(177,000)

Net loss per Partnership Unit	(140)	(8)	(8)	(7)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2008

Income	$-	$19,000	$7,000	$1,000

Operating expenses	(1,034,000)	(36,000)	(39,000)	(735,000)

Loss from operations	(1,034,000)	(17,000)	(32,000)	(734,000)

Equity in losses of Local Limited Partnerships	(227,000)	(227,000)	(227,000)	(348,000)

Net loss	(1,261,000)	(244,000)	(259,000)	(1,082,000)

Net loss available to Limited Partners	(1,249,000)	(242,000)	(256,000)	(1,071,000)

Net loss per Partnership Unit	(50)	(10)	(10)	(52)

NOTE 5 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2010, 2009 and 2008, the Partnership in total had voluntarily advanced $874,416, and $935,579, $905,416, respectively, to five Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P., Concord Apartments L.P. Partners, Mansur Wood Living Center, L.P., and Murfreesboro Villas L.P. The total advances made during the year ended March 31, 2010 were $15,000 which were also reserved for as of March 31, 2010.  All advances were reserved for in full during the year they were advanced.  Previous advances made to and subsequently reserved for Murfreesboro of $37,966 were written off during the quarter ended December 31, 2009 as a result of the disposal.

NOTE 6 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

In years prior to March 31, 2009, the Partnership had received $186,775 in cash advances from the General Partner, which were in turn advanced by the Partnership to three Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  During the year ended March 31, 2009 the General Partner forgave the debt as it was deemed uncollectible.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2010, 2009 and 2008

NOTE 7- SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2010, the Partnership sold its Local limited partnership interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”) to the Local General Partner.  Chillicothe was appraised at $380,000 and had a mortgage note balance of $548,000. The Local limited partnership interest was sold on December 31, 2010 for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership received all of the Low Income Housing Tax Credits from Chillicothe.  The final credits were taken in 2009.   The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture, the maximum exposure would be $425,973 which includes the actual recapture amount and the applicable interest, and equates to $17.04 per Partnership Unit.

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

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain informationnecessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures”, the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2010. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Thomas J. Hollingsworth	Vice President – Portfolio Management
Paula Hall	Vice President – Asset Management
Christine A. Cormier	Vice President – Fund Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 79, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 47, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 44, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

David N. Shafer, age 58, is an Executive Vice President, chair of the Portfolio Disposition Committee, a member of the Acquisition Committee and oversees the New Markets Tax Credit group of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Laws degree in Taxation.

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Melanie R. Wenk, age 42, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Thomas J. Hollingsworth, age 59, is Vice President – Portfolio Management, a member of the Acquisition Committee, and oversees the portfolio management group of WNC & Associates, Inc. Mr. Hollingsworth has been involved in real estate acquisitions, operations and syndication of multifamily properties for over 28 years. Prior to joining WNC in 2005, he was the senior workout specialist at Key Corporation Housing Management, Inc., a division of Key Bank. He has also been responsible for structuring several tax sheltered multifamily acquisitions during his career. Mr. Hollingsworth graduated from the University of Utah in 1973 with a Bachelor of Science degree (cum laude) in Business Administration.

Paula Hall, age 44, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Christine A. Cormier, age 52, is Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Gregory S. Hand, age 47, is Vice President – Acquisitions and oversees the property underwriting activities of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national Tax Credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Kelly Henderson, Esq., age 38, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

Thomas F. Maxwell, age 59, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the Tax Credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national Tax Credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English, and from Boston University in 1980 with a Master of Business Administration degree.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance.  "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Fees of $68,006, $70,068 and $70,068, were incurred during the years ended March 31, 2010, 2009 and 2008, of which $7,500, $25,000 and $25,000, was paid for the years ended March 31, 2010, 2009 and 2008, respectively.

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

(b) Operating Expenses

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $16,668, $118,087 and $15,684, during the years ended March 31, 2010, 2009 and 2008, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0, $80,000 and $15,335, during the years ended March 31, 2010, 2009 and 2008, respectively.

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

 (c)  Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $16,185 $21,582 and $25,730, for the General Partner for the years ended December 31, 2009, 2008 and 2007, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2010, 2009 and 2008.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2010, 2009 and 2008.

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

Neither the General Partners, Associates, its affiliates, nor any of the officers or directors of the General Partner, Associates or its affiliates own directly or beneficially any Partnership Units.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2010	2009

Audit Fees	$-	$94,955
Audit-related Fees	-	-
Tax Fees	3,035	2,890
All Other Fees	-	-
TOTAL	$3,035	$97,845

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	List of Financial statements included in Part II hereof:

Balance Sheets, March 31, 2010 and 2009
Statements of Operations for the years ended March 31, 2010, 2009 and 2008
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008
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

99.17
Financial Statements of Mansur Wood, as of and for the years ended December 31, 2009, 2008 and 2007 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$ 1,187,000	$ 1,187,000	$1,056,000	$ 63,000	$2,284,000	$792,000	$1,555,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	259,000	13,000	634,000	201,000	446,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	519,000	30,000	970,000	339,000	661,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	972,000	972,000	569,000	56,000	1,878,000	539,000	1,395,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	2,380,000	75,000	5,909,000	2,484,000	3,500,000

Enhance, L.P.	Baton Rouge, Louisiana	620,000	620,000	572,000	48,000	1,368,000	618,000	798,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	459,000	30,000	1,193,000	394,000	829,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	729,000	12,000	975,000	365,000	622,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,266,000	51,000	11,039,000	3,954,000	7,136,000

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,271,000	130,000	2,935,000	1,649,000	1,416,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	704,000	39,000	1,410,000	422,000	1,027,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	815,000	100,000	2,999,000	1,173,000	1,926,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	341,000	65,000	1,022,000	475,000	612,000
		$ 17,817,000	$17,817,000	12,940,000	$712,000	$34,616,000	$13,405,000	$21,923,000

WNC Housing Tax Credit Fund VI, L.P. Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2010
	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$ 130,000	$ (104,000)	1998	40.0

Austin Gateway, Ltd.	84,000	(8,000)	2000	40.0

Bradley Villas Limited Partnership	55,000	(37,000)	1998	40.0

Chillicothe Plaza Apts. L.P.	109,000	(53,000)	1997	50.0

El Reno Housing Associates Limited Partnership	518,000	(174,000)	1998	40.0

Enhance, L.P.	100,000	(47,000)	2000	27.5

Hillcrest Heights, L.P.	172,000	(37,000)	1998	27.0

Hughes Villas Limited Partnership	119,000	(28,000)	1998	40.0

Mansur Wood Living Center, L.P.	670,000	(281,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	627,000	(83,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	67,000	(71,000)	1997	40.0

United Development Co., L.P. - 97.1	290,000	(99,000)	1998	27.5

United Development Co., L.P. - 97.2	106,000	(57,000)	1998	27.5

	$ 3,047,000	$(1,079,000)

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$ 1,187,000	$ 1,187,000	$1,071,000	$ 63,000	$2,284,000	$727,000	$1,620,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	345,000	12,000	634,000	178,000	468,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	521,000	30,000	970,000	313,000	687,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	972,000	972,000	589,000	56,000	1,863,000	465,000	1,454,000

Concord Apartment Partners, L.P. (1)	Orlando, Florida	470,000	470,000	252,000	90,000	359,000	177,000	272,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	2,410,000	75,000	5,909,000	2,255,000	3,729,000

Enhance, L.P.	Baton Rouge, Louisiana	620,000	620,000	580,000	48,000	1,368,000	570,000	846,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	474,000	30,000	1,193,000	366,000	857,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	733,000	12,000	975,000	342,000	645,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,394,000	51,000	11,039,000	3,535,000	7,555,000

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2009
		As of March 31, 2009		As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,298,000	130,000	2,764,000	1,492,000	1,403,000

Murfreesboro Villas Limited Partnership (2)	Murfreesboro, Arkansas	685,000	685,000	667,000	82,000	1,178,000	381,000	879,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	708,000	49,000	1,400,000	387,000	1,062,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	827,000	100,000	3,028,000	1,064,000	2,064,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	346,000	65,000	1,022,000	440,000	647,000
		$ 18,972,000	$18,972,000	14,215,000	$893,000	$35,986,000	$12,693,000	$24,186,000

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

(1) The underlying Housing Complex of the Local Limited Partnership was sold subsequent to March 31, 2008.

(2) The Local Limited Partnership Interest was sold subsequent to March 31, 2008.

WNC Housing Tax Credit Fund VI, L.P. Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2008
	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$ 144,000	$ (66,000)	1998	40.0

Austin Gateway, Ltd.	77,000	(18,000)	2000	40.0

Bradley Villas Limited Partnership	73,000	(36,000)	1998	40.0

Chillicothe Plaza Apts. L.P.	99,000	(13,000)	1997	50.0

Concord Apartment Partners, L.P.	120,000	(14,000)	1998	30.0

El Reno Housing Associates Limited Partnership	496,000	(246,000)	1998	40.0

Enhance, L.P.	88,000	(49,000)	2000	27.5

Hillcrest Heights, L.P.	172,000	(15,000)	1998	27.0

Hughes Villas Limited Partnership	133,000	(4,000)	1998	40.0

Mansur Wood Living Center, L.P.	690,000	(286,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	604,000	5,000	1998	27.5

Murfreesboro Villas Limited Partnership	104,000	(23,000)	1998	40.0

Spring Valley Terrace Apartments, LLC	72,000	(41,000)	1997	40.0

United Development Co., L.P. - 97.1	294,000	(226,000)	1998	27.5

United Development Co., L.P. - 97.2	114,000	(38,000)	1998	27.5
	$ 3,280,000	$ (1,070,000)

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

Date: February 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: February 4, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: February 4, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: February 4, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: February 4, 2011