Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2011-02-04
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes   No        X

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2010 and March 31, 2010	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2010 and 2009	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2010	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2010 and 2009	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	18

Item 4T.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2010	March 31, 2010

ASSETS

Cash	$13,297	$38,295
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	281,192

Total Assets	$13,297	$319,487

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$879,964	$885,799

Partners’ Deficit:
General Partner	(72,852)	(69,848)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	(793,815)	(496,464)

Total Partners’ Deficit	(866,667)	(566,312)

Total Liabilities and Partners’ Deficit	$13,297	$319,487

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009
(unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$-	$10,000
Recovery of bad debt	-	35,696

Total operating income	-	45,696

Operating expenses and loss:
Amortization (Note 2)	-	2,115
Asset management fees (Note 3)	16,738	17,517
Legal and accounting fees	16	-
Impairment loss (Note 2)	195,226	955,137
Other	2,412	2,732

Total operating expenses and loss	214,392	977,501

Loss from operations	(214,392)	(931,805)

Equity in losses of Local
Limited Partnerships (Note 2)	(85,966)	(161,277)

Gain on sale of investments in Local Limited Partnerships	-	1,123

Interest income	3	7

Net loss	$(300,355)	$(1,091,952)

Net loss allocated to:
General Partner	$(3,004)	$(10,920)

Limited Partners	$(297,351)	$(1,081,032)

Net loss per Partnership Unit	$(12)	$(43)

Outstanding weighted Partnership Units	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2010
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2010	$(69,848)	$(496,464)	$(566,312)

Net loss	(3,004)	(297,351)	(300,355)

Partners’ deficit at June 30, 2010	$(72,852)	$(793,815)	$(866,667)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009
(unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(300,355)	$(1,091,952)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Amortization	-	2,115
Equity in losses of Local Limited Partnerships	85,966	161,277
Impairment loss	195,226	955,137
Gain on sale of investments in Local Limited Partnerships	-	(1,123)
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(5,835)	12,441

Cash provided by (used in) operating activities:	(24,998)	37,895

Cash flows from investing activities:
Proceeds from sale of investment in Local Limited Partnerships	-	36,819
Recovery of advances made to Local Limited Partnerships that were previously written off	-	(35,696)

Cash provided by investing activities	-	1,123

Net increase (decrease) in cash	(24,998)	39,018

Cash, beginning of period	38,295	22,245

Cash, end of period	$13,297	$61,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2010
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Period Ended June 30, 2010
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

For the Quarterly Period Ended June 30, 2010
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership.   Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2010.

Subsequent to the quarterly period ended June 30, 2010, the Partnership sold its limited partner interest Chillicothe Plaza Apartments, L.P. (“Chillicothe”); see Note 5 for more information on this subsequent sale.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received.  The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership.  The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership.  Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2010 and 2009 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In subsequent annual financial statements, upon receiving the actual annual results reported by the Local Limited Partnerships, management reverses its prior estimate and records the actual results reported by the Local Limited Partnerships.  Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships reported net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.   However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships which are considered VIEs as assets on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships represents its maximum exposure to loss. The Partnership's exposure to loss in these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2010, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010 and March 31, 2010, the Partnership had no cash equivalents.

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2010 and 2009 was $0 and $2,115, respectively.  During the three months ended June 30, 2010 and 2009, impairment loss of $0 and $162,743, respectively, was recorded against these fees and costs.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $195,226 and $792,394, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. During the three months ended June 30, 2010 and 2009, an impairment loss of $0 and $162,743, respectively, was recorded against the related intangibles.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and March 31, 2010, the Partnership owns limited partnership interests in 13 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 574 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$281,192	$1,766,047
Equity in losses of Local Limited Partnerships	(85,966)	(955,137)
Impairment loss	(195,226)	(527,603)
Amortization of capitalized acquisition fees and costs	-	(2,115)
Investments per balance sheet, end of period	$-	$281,192

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$-	$281,192
Acquisition fees and costs, net of accumulated amortization of $0 and $0	-	-
Investments per balance sheet, end of period	$-	$281,192

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2010	2009

Revenues	$770,000	$770,000

Expenses:
Interest expense	172,000	172,000
Depreciation and amortization	307,000	307,000
Operating expenses	569.000	569.000
Total expenses	1,048,000	1,048,000

Net loss	$(278,000)	$(278,000)
Net loss allocable to the Partnership	$(277,000)	$(277,000)
Net loss recorded by the Partnership	$(86,000)	$(161,000)

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

For the Quarterly Period Ended June 30, 2010
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000.   Accumulated amortization of these capitalized costs was $0 as of June 30, 2010 and March 31, 2010.  The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.  As of June 30, 2010 and March 31, 2010, these fees were fully amortized or impaired.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  As of June 30, 2010 and March 31, 2010 these costs were fully amortized or impaired.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $16,738 and $17,517, respectively, were incurred during the three months ended June 30, 2010 and 2009 of which $10,000 and $7,500 was paid during the three months ended June 30, 2010 and 2009, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $15,000 and $45 during the three months ended June 30, 2010 and 2009, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2010
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2010	March 31, 2010

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$84,032	$96,604
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	568,907	562,169

Total	$879,964	$885,798

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010 and March 31, 2010, the Partnership in total had voluntarily advanced $874,416 to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P.  No advances were made during the three months ended June 30, 2010.  All advances were reserved for in full during the year they were advanced.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the quarterly period ended June 30, 2010, the Partnership sold its Local limited partnership interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”) to the Local General Partner.  Chillicothe was appraised at $380,000 and had a mortgage note balance of $548,000. The Local limited partnership interest was sold on December 31, 2010 for $20,000 which was paid to the Partnership.  The Partnership will use the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 will be retained in reserves for future operating expenses.  The Partnership received all of the Low Income Housing Tax Credits from Chillicothe.  The final credits were taken in 2009.   The Compliance Period expires in 2013, therefore a surety bond was no longer required and the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was a recapture, the maximum exposure would be $425,973 which includes the actual recapture amount and the applicable interest, and equates to $17.04 per Partnership Unit.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $13,000 in cash.  Liabilities at June 30, 2010 consisted of $880,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.   The Partnership’s net loss for the three months ended June 30, 2010 was $(300,000), reflecting a decrease of $792,000 from the $(1,092,000) net loss experienced for the three months ended June 30, 2009.  The decrease was largely due to a decrease of $760,000 in impairment loss.  Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of Low Income Housing Tax Credits that are allocated each year.  The equity in losses of Local Limited Partnerships also decreased by $75,000 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Additionally, as of June 30, 2010, investment balances for all of the Local Limited Partnerships reached zero compared to twelve reaching zero as of June 30, 2009.  Since losses cannot be recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships would be expected.  Amortization decreased by $2,000 for the three months ended June 30, 2010.  The decrease in amortization is due to the fact that the acquisition costs and fees were fully amortized and impaired in the prior year.  Asset management fees decreased by $1,000 due to the fact two Local Limited Partnerships were disposed of during the prior year. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred and expensed. There was a $(1,000) decrease in gain on sale of Local Limited Partnerships as compared to the three months ended June 30, 2009 due to the fact that during the three months ended June 30, 2010, none of the Local Limited Partnerships were sold while one of the Local Limited Partnerships was sold during the three months ended June 30, 2009.  There was a decrease in recovery of debt income of $(36,000) for the three months ended June 30, 2010 as this income was recognized in conjunction with the sale in the prior year.  Reporting fees decreased by $(10,000) due to the fact that Local Limited Partnerships pay the reporting fee income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.  The net decrease in cash during the three months ended June 30, 20010 was $(25,000) compared to a net increase in cash for the three months ended June 30, 2009 of $39,000.  The change is partially due to the fact that during the three months ended June 30, 2010 the Partnership made a payment of $(10,000) to the General Partner for accrued asset management fees during the three months ended June 30, 2010 compared to $(8,000) paid to the General Partner during the three months ended June 30, 2009.   There was an increase of $(15,000) in cash paid to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership for the three months ended June 30, 2010. There were no Local Limited Partnerships disposed of during the three months ended June 30, 2010 while the Partnership received $37,000 of proceeds from the sale of one of its Local Limited Partnerships during the three months ended June 30, 2009.  Reporting fees decreased by $10,000 during the three months ended June 30, 2010.  The reporting fees can vary from period to period depending on the Local Limited Partnerships’ cash flow.

During the three months ended June 30, 2010, accrued payables, which consist primarily of related party management fees and advances due to the General Partner, decreased by approximately $(6,000). The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2010, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through January 31, 2012.

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

In November 2009, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Partnership's financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 does not have a material effect on the Partnership’s financial statements.

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

Item 4T. Controls and Procedures (continued)

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: February 4, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 4, 2011