Form 10-K
period 2011-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2011-09-23
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

       (Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2011

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

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission (the “SEC”), on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest ("Partnership Units") at a price of $1,000 per Partnership Unit.  The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership.  The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

The Partnership originally invested in fifteen Local Limited Partnerships, four of which have been sold or otherwise disposed of as of March 31, 2011.  Each of these Local Limited Partnerships owns one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit.  Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the eleven Housing Complexes:

Expiration Date for 15-year Compliance Period Local Limited Partnership Name	Compliance Period Expiration Date

Apartment Housing of Theodore, Ltd.	2013
Bradley Villas, L.P.	2012
Hughes Villas, L.P.	2010
El Reno Housing Associates, L.P.	2014
Spring Valley Terrace Apts., LLC	2012
Mark Twain Senior Community L.P.	2012
Hillcrest Heights, L.P.	2011
United Development Co., L.P. 97.2	2012
United Development Co., L.P. 97.1	2013
Mansur Wood Living Center, L.P.	2015
Austin Gateway, Ltd.	2011

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.  As of March 31, 2011, one of the Housing Complexes had completed its 15 year Compliance Period.

Upon management of the Partnership identifying a Local Limited Partnership for disposition, costs incurred by the Partnership in preparation for the disposition are deferred. Upon the sale of the Local Limited Partnership Interest, the Partnership nets the costs that had been deferred against the proceeds from the sale in determining the gain or loss on the sale of the Local Limited Partnership. Deferred disposition costs are included in other assets on the balance sheets.

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

As of March 31, 2010, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P. and Concord Apartment Partners, L.P.

On December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”) to the Local General Partner.  Chillicothe was appraised at $380,000 and had a mortgage note balance of $547,873 as of December 31, 2010. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $14,000 of reimbursements of operating expenses to the General Partner and affiliates while the remaining $6,000 was retained in reserves for future operating expenses.  The Partnership’s investment balance was zero; therefore a gain of $20,000 was recorded for the three months ended December 31, 2010.  No cash distribution will be made to the Limited Partners.  The Compliance Period expires in 2013. Due to a surety bond no longer being required, the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was recapture, the maximum exposure would be $425,973 which includes the actual recapture amount and the applicable interest, and equates to $17.04 per Partnership Unit.

On February 25, 2011, the Partnership sold its Local Limited Partnership Interest in Enhance, L. P. (“Enhance”) to the Local General Partner. Enhance had been experiencing operational issues.  Enhance was appraised at $600,000 and had a mortgage note balance of $564,067 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership. The Partnership received a payment of $27,500 including $2,500 for the legal fee reimbursement.  The partnership used the cash proceeds to pay $3,940 for the bond fee and legal fees. The Partnership’s investment balance was zero at March 31, 2011, therefore a gain of $23,560 was recorded for the three months ended March 31, 2011.   No cash distribution will be made to the Limited Partners.  The Partnership purchased a surety bond to protect the buyer from any Low Income Housing Tax Credit recapture.

Item 1A.  Risk Factors

Set forth below are the risks the Partnership believes are the most significant material to the Limited Partners.  The Partnership and the Local Limited Partnerships operate in a continually changing business environment and, therefore, new risks emerge from time to time.  This section contains some forward-looking statements.  For an explanation of the qualifications and limitations on forward-looking statements, see Item 7.

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

•
Limitations on sale or refinancing of the Housing Complexes.  A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the Jender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

•
Limitations on transfers of interests in Local Limited Partnerships.  The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the Jender.  The Jender may withhold such approval in the discretion of the Jender.  Approval may be subject to conditions.

•
Limitations on removal and admission of Local General Partners.  The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority.  Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender.  Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

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
•
Limited Partners may not receive distributions if Housing Complexes are sold.  There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.  The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and partnership levels which must be paid at such time.  If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Housing Complexes without financing or operating subsidies may be unable to pay operating expenses. If a Local Limited Partnership were unable to pay operating expenses, one result could be a forced sale of its Housing Complex In this regard, some of the Local Limited Partnerships may own Housing Complexes which have no subsidies other than Low Income Housing Tax Credits.  Those Housing Complexes do not have the benefit of below-market-interest-rate financing or operating subsidies which often are important to the feasibility of low income housing.  Those Housing Complexes rely solely on rents to pay expenses. However, in order for any Housing Complex to be eligible for Low Income Housing Tax Credits, it must restrict the rent which may be charged to tenants.  Over time, the expenses of a Housing Complex will increase.  If a Local Limited Partnership cannot increase its rents, it may be unable to pay increased operating expenses.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships.    In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships.  As of March 31, 2011, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership.  For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $195,226, $955,137 and $3,162,730, respectively.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale.  When a Local Limited Partnership sells a Housing Complex it may recognize gain. Such gain is equal to the difference between:

•	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
•	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership may recognize gain. Such gain is equal to the difference between:

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

(d)           Risks related to the Partnership and the Partnership Agreement

The Partnership may be unable to timely provide financial reports to the Limited Partners which would adversely affect their ability to monitor Partnership operations.. Historically, the Partnership has been unable to timely file and provide investors with all of its required periodic reports.  In some instances, the delay has been significant.  Each Local General Partner is required to retain independent public accountants and to report financial information to the Partnership in a timely manner.  There cannot be any assurance that the Local General Partners will satisfy these obligations.  If not, the Partnership would be unable to provide to the Limited Partners in a timely manner its financial statements and other reports.  That would impact the Limited Partners’ ability to monitor Partnership operations.  The Partnership’s failure to meet its filing requirements under the Securities Exchange Act of 1934 could reduce the liquidity for the Partnership Units due to the unavailability of public information concerning the Partnership.  The failure to file could also result in sanctions imposed by the SEC.  Any defense mounted by the Partnership in the face of such sanctions could entail legal and other fees, which would diminish cash reserves.

Lack of liquidity of investment.  There is no public market for the purchase and sale of Partnership Units.  and it is unlikely that one will develop.  Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price.  Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years.  Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market.  The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer.  The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

Associates and its affiliates are serving as the general partners of many other partnerships.  Depending on their corporate area of responsibility, the officers of Associates initially devote approximately 5% to 50% of their time to the Partnership.  These individuals spend significantly less time devoted to the Partnership after the investment of the Partnership‘s capital in Local Limited Partnerships.

The interests of Limited Partners may conflict with the interests of the General Partner and its affiliates.  The General Partner and its affiliates are committed to the management of more than 100 other limited partnerships that have investments similar to those of the Partnership.  The General Partner and its affiliates receive substantial compensation from the Partnership.  The General Partner decides how the Partnership’s investments in Housing Complexes are managed, and when the investments will be sold. The General Partner may face a conflict in these circumstances because the General Partner’s share of fees and cash distributions from the transaction may be more or less than their expected share of fees if a Housing Complex was not sold. The result of these conflicts could be that the General Partner may make investments which are less desirable, or on terms which are less favorable, to the Partnership than might otherwise be the case. The Partnership has not developed any formal process for resolving conflicts of interest. However, the General Partner is subject to a fiduciary duty to exercise good faith and integrity in handling the affairs of the Partnership, and that duty will govern its actions in all such matters. Furthermore, the manner in which the Partnership can operate and sell investments is subject to substantial restrictions as outlined in the Partnership Agreement.

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership.   However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates.

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These accrued payables increased by approximately $49,000, $61,000 and $45,000 for the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $61,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2012.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes.  The following table reflects the status of the twelve Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	$ 1,187,000	$ 1,187,000	40	$ 1,855,000	$ 1,022,000

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	131,000	131,000	10	225,000	345,000

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	501,000	501,000	20	806,000	517,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	3,040,000	3,040,000	100	4,406,000	3,881,000

Enhance, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	*	*	23	899,000	564,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	609,000	609,000	32	997,000	442,000

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	182,000	182,000	20	334,000	724,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	6,531,000	6,531,000	115	8,953,000	3,161,000

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	740,000	740,000	106	1,132,000	1,247,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	716,000	716,000	20	1,102,000	701,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	1,845,000	1,845,000	40	2,693,000	814,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	743,000	743,000	20	1,061,000	390,000

			$ 16,225,000	$ 16,225,000	546	$ 24,463,000	$13,808,000

(1)
Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period.  All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

* The Local Limited Partnership Interest was sold prior to March 31, 2011 but subsequent to December 31, 2010.

	For the year ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Apartment Housing of Theodore	$165,000	$(48,000)	98.99%

Austin Gateway, Ltd.	81,000	(9,000)	99.98%

Bradley Villas Limited Partnership	41,000	(40,000)	99.00%

El Reno Housing Associates Limited Partnership	530,000	(214,000)	99.98%

Enhance, L.P.	65,000	(44,000)	99.98%

Hillcrest Heights, L.P.	189,000	(18,000)	99.99%

Hughes Villas Limited Partnership	124,000	(26,000)	99.00%

Mansur Wood Living Center, L.P.	691,000	(386,000)	98.99%

Mark Twain Senior Community Limited Partnership	634,000	(42,000)	98.99%

Spring Valley Terrace Apartments, LLC	48,000	(64,000)	99.98%

United Development Co., L.P. - 97.1	297,000	(108,000)	99.98%

United Development Co., L.P. - 97.2	106,000	(21,000)	99.98%

	$2,971,000	$(1,020,000)

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	85%	75%	80%	90%	80%

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	**	92%	92%	100%	100%

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	65%	60%	95%	90%	100%

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	N/A	79%	96%	96%	86%

Concord Apartment Partners, L.P.	Orlando, Florida	New Communities, LLC, a Colorado limited liability Company N/A	N/A	N/A	58%	81%	100%

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	93%	94%	89%	90%	97%

Enhanced, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	43%	65%	57%	65%	70%

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	100%	97%	94%	94%	94%

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	95%	90%	100%	95%	90%

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	100%	100%	100%	100%	90%

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	95%	99%	98%	97%	95%

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2010	2009	2008	2007	2006

Murfreesboro Villas Limited Partnership	Murfreesboro, Arkansas	Murfreesboro Industrial Development Corporation	N/A	N/A	67%	75%	96%

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	70%	75%	90%	100%	95%

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	98%	98%	98%	100%	100%

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	90%	90%	95%	100%	95%

			91%	91%	87%	92%	93%

N/A – The Local Limited Partnership was sold as of the respective year end.
** The Partnership was unable to obtain the occupancy rate as of December 31, 2010.  See Note 2 for more information.

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

(b)	At March 31, 2011, there were 1,410 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)
The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.  Any such distributions would be made in accordance with the terms of the Partnership Agreement.  During the years ended March 31, 2011, 2010 and 2009, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2011.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,

	2011	2010	2009	2008	2007

ASSETS
Cash	$29,800	$38,295	$22,245	$125,926	$143,541
Investments in Local Limited Partnerships, net	-	281,192	1,766,047	5,687,350	8,470,127

Total Assets	$29,800	$319,487	$1,788,292	$5,813,276	$8,613,668

LIABILITIES
Accrued expenses	$3,940	$-	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	1,005,138	885,799	808,669	912,289	866,873

Total Liabilities	1,009,078	885,799	808,669	912,289	866,873

PARTNERS' DEFICIT	(979,278)	(566,312)	979,623	4,900,987	7,746,795

Total Liabilities and Partners’ Equity (Deficit)	$29,800	$319,487	$1,788,292	$5,813,276	$8,613,668

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,

	2011	2010	2009	2008	2007
Loss from operations	$(370,566)	$(1,019,493)	$(3,371,428)	$(1,816,582)	$(674,807)
Equity in losses of Local Limited Partnerships	(85,966)	(527,603)	(736,747)	(1,029,446)	(948,430)
Gain on sale of Local Limited Partnerships	43,560	1,124	-	-	-
Interest income	6	37	36	220	671
Net loss	$(412,966)	$(1,545,935)	$(4,108,139)	$(2,845,808)	$(1,622,566)

Net loss allocated to:
General Partner	$(4,130)	$(15,459)	$(41,081)	$(28,458)	$(16,226)
Limited Partners	$(408,836)	$(1,530,476)	$(4,067,058)	$(2,817,350)	$(1,606,340)
Net loss per Partnership Unit	$(16.35)	$(61.22)	$(162.68)	$(112.69)	$(64.25)
Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000	25,000

Note 1-Loss from operations for the years ended March 31, 2011, 2010, 2009, 2008 and 2007 includes a charge for impairment  losses  on investments  in  Local Limited Partnerships  of $195,226, $955,137, $3,162,730, $1,691,407 and $559,870, respectively.

	For the Years Ended March 31,

	2011	2010	2009	2008	2007

Net cash provided by (used in):
Operating activities	$(52,055)	$16,050	$(103,681)	$(17,615)	$17,654
Investing activities	43,560	-	-	-	-

Net change in cash	(8,495)	16,050	(103,681)	(17,615)	17,654

Cash, beginning of period	38,295	22,245	125,926	143,541	125,887

Cash, end of period	$29,800	$38,295	$22,245	$125,926	$143,541

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2010	2009	2008	2007	2006

Federal	$26	$65	$86	$103	$107

State	-	-	-	-	-

Total	$26	$65	$86	$103	$107

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

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credits property market and the economy in general, changes in law rules and regulations, and legal proceedings.  Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports filed with the SEC.  The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere in this filing.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3 to the financial statements).

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles (“GAAP”) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits.

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

Financial Condition

The Partnership’s assets at March 31, 2011 consisted of $30,000 in cash. Liabilities at March 31, 2011 consisted of $1,005,000 of accrued fees and expenses due to the General Partner and affiliates (see “Future Contractual Cash Obligations’ below) and $4,000 of accrued expenses.

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The Partnership’s net loss for the year ended March 31, 2011 was $(413,000), reflecting a decrease of $1,133,000 from the net loss experienced for the year ended March 31, 2010 of $(1,546,000). The decrease in net loss is largely due to a decrease of $760,000 in impairment loss for the year ended March 31, 2011.  Impairment loss can vary from year to year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership.   Amortization decreased by $2,000 for the year ended March 31, 2011 due to the fact that the remaining net acquisition costs and fees were impaired to zero during the year ended March 31, 2010, therefore, no further amortization could be taken.  There was a decrease of $442,000 in equity in losses of Local Limited Partnerships for the year ended March 31, 2011.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Also, as of June 30, 2010, all investment balances in Local Limited Partnerships reached zero, therefore no further losses could be recorded.  There was also a decrease of $15,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2011 compared to the year ended March 31, 2010.  No advances were made during the year ended March 31, 2011 compared to advances of $(15,000) made and reserved for fully during the year ended March 31, 2010.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds.  Legal and accounting expenses increased by $(88,000) due to the timing of the accounting work performed.  Asset management fees decreased by $2,000 due to the fact two Local Limited Partnerships were disposed of during the year ended March 31, 2011.  There was a decrease in recovery of bad debt of $(36,000) from the year ended March 31, 2010.  Upon the disposition of one of the Local Limited Partnerships during the year ended March 31, 2010, some of the advances written off associated with the disposed Local Limited Partnership were recovered and recognized as income. No such recoveries were made during the year ended March 31, 2011.  Reporting fees decreased by $(7,000) for the year ended March 31, 2011. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.  Gain on sale of investments in Local Limited Partnerships increased by $42,000 for the year ended March 31, 2011. The gains recorded by the Partnership can vary depending on the sales prices of the Housing Complexes or Local Limited Partnerships that are being sold.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The Partnership’s net loss for the year ended March 31, 2010 was $(1,546,000), reflecting a decrease of $2,562,000 from the net loss of $(4,108,000) experienced for the year ended March 31, 2009.  The decrease in net loss is largely due to a decrease of $2,208,000 in impairment loss.  Impairment loss can vary from year to year depending on the operations of the Local Limited Partnerships and the amount of the Low Income Housing Tax Credits that are allocated each year.   Amortization decreased by $20,000 for the year ended March 31, 2010.  The decrease in amortization is due to the fact that the remaining net acquisition costs and fees were impaired to zero as of June 30, 2009 and therefore no further amortization could be taken.  There was a decrease of $209,000 in equity in losses of Local Limited Partnerships during the year ended March 31, 2010.  The equity in losses of Local Limited Partnerships can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.  Also, as of March 31, 2010, additional investment balances for the Local Limited Partnerships reached zero as compared to the year ended March 31, 2009.  As losses cannot be recorded for investments that have reached zero, a decrease in the equity in losses of Local Limited Partnerships would be expected.  There was also a decrease of $15,000 in write off of advances to Local Limited Partnerships for the year ended March 31, 2010 compared to the year ended March 31, 2009.  Advances of $(15,000) were made and reserved for fully during the year ended March 31, 2010 compared to $(30,000) of advances being made and reserved for during the year ended March 31, 2009.  A Local Limited Partnership was experiencing some operational issues and the Partnership advanced the necessary funds.  Legal and accounting expenses decreased by $91,000 due to the timing of the accounting work that was performed.  Asset management fees decreased by $2,000 due to the fact two Local Limited Partnerships were disposed of during the year ended March 31, 2010.  There was an increase in recovery of bad debt of $36,000 from the year ended March 31, 2009.  Upon the disposition of one of the Local Limited Partnerships, some of the advances written off associated with the disposed Local Limited Partnership were recovered and recognized as income.  Reporting fees decreased by $(30,000). Local Limited Partnerships pay the reporting fee income to the Partnership when the Local Limited Partnership’s cash flow will allow for the payment.

Liquidity and Capital Resources

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010  The net decrease in cash during the year ended March 31, 2011 was $(8,000) compared to the net increase in cash for the year ended March 31, 2010 of $16,000.  The change was largely due to the Partnership reimbursing the General Partner or an affiliate $(43,000) for expenses paid on its behalf during the year ended March 31, 2011 compared to no reimbursements made during the year ended March 31, 2010.  The Partnership paid accrued asset management fees of $(18,000) during the year ended March 31, 2011 compared to $(8,000) paid during the year ended March 31, 2010. Additionally, the Partnership didn’t make advances to a Local Limited Partnership during the year ended March 31, 2011 compared to $(15,000) advanced to a Local Limited Partnership that was experiencing operational issues during the year ended March 31, 2010.   Advances of $(36,000) previously made to Local Limited Partnerships were recovered during the year ended March 31, 2010 due to the disposition of a Local Limited Partnership, while no such recoveries were made during the year ended March 31, 2011.  Lastly, for the year ended March 31, 2011, the Partnership collected $4,000 more in reporting fees. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009  The net increase in cash during the year ended March 31, 2010 was $16,000 compared to net decrease in cash for the year ended March 31, 2009 of $(104,000).  The change was largely due to the Partnership reimbursing the General Partner or an affiliate $(80,000) for the year ended March 31, 2009 compared to no reimbursements made during the year ended March 31, 2010.  The Partnership paid accrued asset management fees of $(8,000) during the year ended March 31, 2010 compared to $(25,000) during the year ended March 31, 2009. Additionally, the Partnership advanced $(15,000) to a Local Limited Partnership that was experiencing operational issues for the year ended March 31, 2010 compared to $(30,000) advanced for the year ended March 31, 2009.  Lastly, for the year ended March 31, 2009, the Partnership collected $30,000 more in reporting fees. Local Limited Partnerships pay the reporting fee income to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased (decreased) by approximately $119,000, $77,000 and $(104,000) for the years ended March 31, 2011, 2010 and 2009, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations.  Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2012.

Other Matters

One Local Limited Partnership, Mark Twain Senior Community Limited Partnership (“Mark Twain”), in which the Partnership has a Local Limited Partnership interest, is currently engaged in refinancing negotiations with its primary mortgage lender.  The permanent financing is held with Chase Bank and the mortgage note was due in full May 1, 2011.  The mortgage note was secured by a deed of trust on the Housing Complex, personal property and assignment of rents and income.  As of December 31, 2010, the balance of the note was $947,970.  The Local General Partner is currently in negotiations with the lender for an extension.  It is estimated that an extension should be finalized by October 31, 2011.  All parties expect the refinance to be finalized.

The underlying property also has a second note due to the City of Oakland.  When the Local General Partner reached out to the City of Oakland to obtain a Subordination Agreement for the negotiations with Chase, the City of Oakland notified him that no payments had been made on the note that is held with them.  The Local General Partner and the City of Oakland came to an agreement regarding payments and now have an executed Repayment Agreement for that loan.  That loan balance as of December 31, 2010 was $298,600.

Lastly, the Partnership was notified by the Local General Partner that Mark Twain and the Local General Partner are being sued by a third party.  The third party claims that he paid $50,000 to the Local General Partner in 1992 for a 7.75% interest in Mark Twain.  The Partnership is now in receipt of a bill of sale for the $50,000 purchase but no other documents exist supporting this transaction.  The Local General Partner has stated that he did in fact collect the $50,000.  The third party claims that in exchange for his interests he was to receive annual distributions of cash, which he has never received.  The Local General Partner is obtaining legal counsel for this case.

The Partnership has received all the Low Income Housing Tax Credits from Mark Twain and the Compliance Period will terminate on December 31, 2012.  Due to the fact that the refinancing with Chase Bank appears to be in order, the Partnership does not have concern for Mark Twain to fall out of compliance. The Partnership’s investment in this Local Limited Partnership was $0 at March 31, 2011 and 2010.

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership.  The General Partner or an affiliate thereof the Partnership has multiple transactions with this particular Local General Partner.  Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership.  A draft settlement structure was agreed to by all parties.  Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement.  The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011.   At the meeting, a vote was taken to remove the Local General Partner.  In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance.  The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes.  The Local General Partner has challenged such removal.  Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner.  While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken.   As of the date of this report, the Partnership was not able to obtain the occupancy rate for this Housing Complex as of December 31, 2010. The Partnership’s investment in this Local Limited Partnership was $0 at March 31, 2011 and 2010.

On September 13, 2011, the Partnership was notified by legal counsel of the Local General Partner of United Development Co., L.P. - 97.1 (“UD 97.1”) and United Development Co., L.P. - 97.2 (“UD 97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of past due property taxes.  Wells Fargo Bank holds the mortgage notes on both of these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call all the notes due immediately.  The Partnership is in the process of hiring its own local legal counsel; the Partnership is considering all of its options and will be discussing those with legal counsel as soon as they are engaged.  The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.1 and UD 97.2 to help determine the most efficient way to handle this particular situation.  The Partnership is hoping to have legal counsel in place by September 19, 2011 so that a meeting can be scheduled between the Partnership and Wells Fargo Bank to discuss the issue.  The Partnership’s investment in these Local Limited Partnerships was $0 at March 31, 2011 and 2010.

The Partnership is not obligated to fund advances to the Local Limited Partnerships.  Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of the end of all periods presented, the Partnership had advanced $562,213 to one Local Limited Partnership, El Reno Housing Associates, L.P. in which the Partnership is a limited Partner. These advances were to assist with the payments of their operating expenses.  All advances were reserved in full in the year they were advanced.

As of the end of all periods presented, the Partnership had advanced $32,623 to one Local Limited Partnership, Hillcrest Heights, L.P. in which the Partnership is a limited partner. These advances were used to pay for the property taxes and operational expenses.  All advances were reserved in full in the year they were advanced.

As of the end of all periods presented, the Partnership had advanced $279,580 to one Local Limited Partnership, Mansur Wood, in which the Partnership is a limited partner. These advances were used to pay for the accounting fees, property taxes and operational expenses.  All advances were reserved in full in the year they were advanced.

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total

Asset management fees (1)	$1,065,721	$60,583	$60,583	$60,583	$60,583	$2,180,988	$3,489,041
Total contractual cash obligations	$1,065,721	$60,583	$60,583	$60,583	$60,583	$2,180,988	$3,489,041

(1)
Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2011 have been included in the 2012 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the Partnership) as of March 31, 2011 and 2010, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2011.  The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain local limited partnerships for which investments represent $0 and $274,929 of the total Partnership assets as of March 31, 2011 and 2010, respectively, and $(69,454), $(451,365) and $(501,351) of the total Partnership loss for the years ended March 31, 2011, 2010 and 2009, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Reznick Group, P. C
Bethesda, Maryland
September 22, 2011

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
MANSUR WOOD LIVING CENTER, L.P.
Bettendorf, Iowa

We have audited the accompanying balance sheets of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2010 and 2009 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
April 27, 2011

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
Management Consultants

INDEPENDENT AUDITOR’S REPORT

To the Partners

El Reno Housing Associates Limited Partnership

New Orleans, Louisiana

We have audited the accompanying balance sheets of El Reno Housing Associates Limited Partnership, HUD Project No 117-11071, as of December 31, 2010 and 2009, and the related statements of income, change in partners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of El Reno Housing Associates Limited Partnership, HUD Project No. 117-11071, as of December 31, 2010 and 2009, and the result of its operations, chances in partners’ equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 25, 2011, on our consideration of El Reno Housing Associates Limited Partnership’s internal control, and reports dated March 25, 2011, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are in integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
March 25, 2011

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

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana
April 28, 2010

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

BALANCE SHEETS

	March 31,

	2011	2010

ASSETS

Cash	$29,800	$38,295
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	281,192

Total Assets	$29,800	$319,487

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Accrued expenses	$3,940	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,005,138	885,799

Total Liabilities	1,009,078	885,799

Partners’ Deficit:
General Partner	(73,978)	(69,848)
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	(905,300)	(496,464)

Total Partners’ Deficit	(979,278)	(566,312)

Total Liabilities and Partners’ Deficit	$29,800	$319,487

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31,

	2011	2010	2009

Reporting fees	$4,000	$10,500	$40,345
Recovery of bad debt	-	35,696	-

Total operating income	4,000	46,196	40,345

Operating expenses and loss:
Amortization	-	2,115	21,826
Impairment loss (Note 2)	195,226	955,137	3,162,730
Asset management fees (Note 3)	66,048	68,006	70,068
Legal and accounting	104,802	16,871	107,984
Write off of advances to Local Limited Partnerships (Note 5)	-	15,000	30,163
Other	8,490	8,560	19,002

Total operating expenses and loss	374,566	1,065,689	3,411,773

Loss from operations	(370,566)	(1,019,493)	(3,371,428)

Gain on sale of investments in Local Limited Partnerships	43,560	1,124	-

Equity in losses of Local Limited Partnerships (Note 2)	(85,966)	(527,603)	(736,747)

Interest income	6	37	36

Net loss	$(412,966)	$(1,545,935)	$(4,108,139)

Net loss allocated to:
General Partner	$(4,130)	$(15,459)	$(41,081)

Limited Partners	$(408,836)	$(1,530,476)	$(4,067,058)

Net loss per Partnership Unit	$(16.35)	$(61.22)	$(162.68)

Outstanding weighted Partnership Units	25,000	25,000	25,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2011, 2010 and 2009

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2008	$(200,083)	$5,101,070	$4,900,987

Net loss	(41,081)	(4,067,058)	(4,108,139)

Contributions (Note 6)	186,775	-	186,775

Partners’ equity (deficit) at March 31, 2009	(54,389)	1,034,012	979,623

Net loss	(15,459)	(1,530,476)	(1,545,935)

Partner’s deficit at March 31, 2010	(69,848)	(496,464)	(566,312)

Net loss	(4,130)	(408,836)	(412,966)

Partner’s deficit at March 31, 2011	$(73,978)	$(905,300)	$(979,278)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011, 2010 and 2009

	For the Years Ended March 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(412,966)	$(1,545,935)	$(4,108,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	2,115	21,826
Impairment loss	195,226	955,137	3,162,730
Gain on sale of investments in Local Limited Partnerships	(43,560)	(1,123)	-
Equity in losses of Local Limited Partnerships	85,966	527,603	736,747
Increase in accrued expenses	3,940
Increase in accrued fees and expenses due to General Partner and affiliates	119,339	77,130	83,155

Net cash provided by (used in) operating activities	(52,055)	14,927	(103,681)

Cash flows from investing activities:
Proceeds from sale of investments in Local limited Partnerships	43,560	36,819	-
Recovery of advances made to Local Limited Partnerships	-	(35,696)	-
Advances made to Local Limited Partnerships	-	(15,000)	(30,163)
Write off of advances made to Local Limited Partnerships	-	15,000	30,163

Net cash provided by investing activities	43,560	1,123	-

Net increase (decrease) in cash	(8,495)	16,050	(103,681)

Cash, beginning of period	38,295	22,245	125,926

Cash, end of period	$29,800	$38,295	$22,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$1,062	$845

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity	$-	$-	$186,775

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5 a California Limited Partnership (the "Partnership"), was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited limited companies ("Local Limited Partnerships") which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”).  The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Years Ended March 31, 2011, 2010 and 2009

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives.  Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations.  Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit Compliance Period, risks exist for potential recapture of prior Low Income Housing Tax Credits received.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2012.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2011.  As of March 31, 2011, one of the Housing Complexes had completed its 15 year Compliance Period.

As of March 31, 2010, the Partnership sold its Limited Partnership Interest in Murfreesboro Villas, L.P. (“Murfreesboro”) and Concord Apartment Partners, L.P. (“Concord”).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On December 31, 2010, the Partnership sold its Local Limited Partnership Interest in Chillicothe Plaza Apartments, L.P. (“Chillicothe”) to the Local General Partner.  Chillicothe was appraised at $380,000 and had a mortgage note balance of $547,873 as of December 31, 2010. The Local Limited Partnership Interest was sold for $20,000 which was paid to the Partnership.  The Partnership used the cash proceeds to pay $14,000 of reimbursements of operating to the General Partner and affiliates while the remaining $6,000 was retained in reserves for future operating expenses.  The Partnership’s investment balance was zero; therefore a gain of $20,000 was recorded for the three months ended December 31, 2010.  No cash distribution will be made to the Limited Partners.  The Compliance Period expires in 2013. Due to a surety bond no longer being required, the buyer has indemnified against any Low Income Housing Tax Credit recapture.  If there was recapture, the maximum exposure would be $425,973 which includes the actual recapture amount and the applicable interest, and equates to $17.04 per Partnership Unit.

On February 25, 2011, the Partnership sold its Local Limited Partnership Interest in Enhance, L. P. (“Enhance”) to the Local General Partner. Enhance had been experiencing operational issues.  Enhance was appraised at $600,000 and had a mortgage note balance of $564,067 as of December 31, 2010.  The Local Limited Partnership Interest was sold for $25,000 which was paid to the Partnership. The Partnership received a payment of $27,500 including $2,500 for the legal fee reimbursement.  The partnership used the cash proceeds to pay $3,940 for the bond fee and legal fees. The Partnership’s investment balance was zero at March 31, 2011, therefore a gain of $23,560 was recorded for the three months ended March 31, 2011.   No cash distribution will be made to the Limited Partners.  The Partnership purchased a surety bond to protect the buyer from any Low Income Housing Tax Credit recapture.

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable.  Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership.  If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and were being amortized over 30 years (See Notes 2 and 3).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2011, all investment accounts in Local Limited Partnerships had reached zero.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for the periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2011, 2010 and 2009 was 0, $2,115 and $21,826, respectively. During the years ended March 31, 2011, 2010 and 2009 an impairment loss of $0, $162,743 and $1,051,842, respectively, was recorded against these costs.  As of March 31, 2010, these costs were fully amortized or impaired.

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2011, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $195,226, $792,394 and $2,110,888, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances. During the years ended March 31, 2011, 2010 and 2009, an impairment loss of $0, $162,743 and $1,051,842, respectively, was recorded against the related intangibles.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership’s financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011 and 2010, the Partnership owns Local Limited Partnership interests in 11 and 13 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 523 and 574 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2011 and 2010, is approximately $3,819,000 and $5,316,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below.  This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2011 and 2010, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2011, 2010 and 2009, amounting to approximately $885,000, $571,000 and $305,000, respectively, has not been recognized.  As of March 31, 2011, the aggregate share of net losses not recognized by the Partnership amounted to $1,675,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,

	2011	2010	2009

Investments per balance sheet, beginning of period	$281,192	$1,766,047	$5,687,350
Impairment loss	(195,226)	(955,137)	(3,162,730)
Equity in losses of Local Limited Partnerships	(85,966)	(527,603)	(736,747)
Amortization of paid acquisition fees and costs	-	(2,115)	(21,826)

Investments per balance sheet, end of period	$-	$281,192	$1,766,047

	For the Years Ended March 31,
	2011	2010	2009

Investments in Local Limited Partnerships, net	$-	$281,192	$1,601,189
Acquisition fees and costs, net of accumulated amortization of $0, $0 and $6,345	-	-	164,858
Investments per balance sheet, end of period	$-	$281,192	$1,766,047

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

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

COMBINED CONDENSED BALANCE SHEETS

	2010	2009

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2010 and 2009 of $13,949,000 and $13,405,000, respectively)	$18,734,000	$21,211,000
Land	656,000	712,000
Other assets	1,114,000	1,234,000

Total assets	$20,504,000	$23,157,000

LIABILITIES

Mortgage loans payable	$13,808,000	$12,940,000
Due to related parties	1,583,000	3,328,000
Other liabilities	1,290,000	1,144,000

Total liabilities	16,681,000	17,412,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 5	3,819,000	5,597,000
Other partners	4,000	148,000

Total partners’ equity	3,823,000	5,745,000

Total liabilities and partners’ equity	$20,504,000	$23,157,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Revenues	$3,016,000	$3,095,000	$3,329,000

Expenses:
Operating expenses	2,156,000	2,199,000	2,290,000
Interest expense	732,000	746,000	818,000
Depreciation and amortization	1,148,000	1,229,000	1,267,000

Total expenses	4,036,000	4,174,000	4,375,000

Net operating loss	$(1,020,000)	$(1,709,000)	$(1,046,000)

Net loss allocable to the Partnership	$(1,015,000)	$(1,073,000)	$(1,042,000)

Net loss recorded by the Partnership	$(86,000)	$(528,000)	$(737,000)

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

Troubled Housing Complexes

One Local Limited Partnership, Mark Twain Senior Community Limited Partnership (“Mark Twain”), in which the Partnership has a Local Limited Partnership interest, is currently engaged in refinancing negotiations with its primary mortgage lender.  The permanent financing is held with Chase Bank and the mortgage note was due in full May 1, 2011.  The mortgage note was secured by a deed of trust on the Housing Complex, personal property and assignment of rents and income.  As of December 31, 2010, the balance of the note was $947,970.  The Local General Partner is currently in negotiations with the lender for an extension.  It is estimated that an extension should be finalized by October 31, 2011.  All parties expect the refinance to be finalized.

The underlying property also has a second note due to the City of Oakland.  When the Local General Partner reached out to the City of Oakland to obtain a Subordination Agreement for the negotiations with Chase, the City of Oakland notified him that no payments had been made on the note that is held with them.  The Local General Partner and the City of Oakland came to an agreement regarding payments and now have an executed Repayment Agreement for that loan.  That loan balance as of December 31, 2010 was $298,600.

Lastly, the Partnership was notified by the Local General Partner that Mark Twain and the Local General Partner are being sued by a third party.  The third party claims that he paid $50,000 to the Local General Partner in 1992 for a 7.75% interest in Mark Twain.  The Partnership is now in receipt of a bill of sale for the $50,000 purchase but no other documents exist supporting this transaction.  The Local General Partner has stated that he did in fact collect the $50,000.  The third party claims that in exchange for his interests he was to receive annual distributions of cash, which he has never received.  The Local General Partner is obtaining legal counsel for this case.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership has received all the Low Income Housing Tax Credits from Mark Twain and the Compliance Period will terminate on December 31, 2012.  Due to the fact that the refinancing with Chase Bank appears to be in order, the Partnership does not have concern for Mark Twain to fall out of compliance. The Partnership’s investment in this Local Limited Partnership was $0 at March 31, 2011 and 2010.

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership.  The General Partner or an affiliate thereof the Partnership has multiple transactions with this particular Local General Partner.  Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership.  A draft settlement structure was agreed to by all parties.  Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement.  The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011.   At the meeting, a vote was taken to remove the Local General Partner.  In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance.  The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes.  The Local General Partner has challenged such removal.  Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner.  While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken.   As of the date of this report, the Partnership was not able to obtain the occupancy rate for this Housing Complex as of December 31, 2010. The Partnership’s investment in this Local Limited Partnership was $0 at March 31, 2011 and 2010.

On September 13, 2011, the Partnership was notified by legal counsel of the Local General Partner of United Development Co., L.P. - 97.1 (“UD 97.1”) and United Development Co., L.P. - 97.2 (“UD 97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of past due property taxes.  Wells Fargo Bank holds the mortgage notes on both of these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call all the notes due immediately.  The Partnership is in the process of hiring its own local legal counsel; the Partnership is considering all of its options and will be discussing those with legal counsel as soon as they are engaged.  The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.1 and UD 97.2 to help determine the most efficient way to handle this particular situation.  The Partnership is hoping to have legal counsel in place by September 19, 2011 so that a meeting can be scheduled between the Partnership and Wells Fargo Bank to discuss the issue.  The Partnership’s investment in these Local Limited Partnerships was $0 at March 31, 2011 and 2010.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees equal to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  At the end of all periods presented, the Partnership incurred acquisition fees of $1,750,000 which have been included in investments in Local Limited Partnerships.  As of all periods presented, the acquisition fees were fully amortized or impaired. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $185,734 which have been included in investments in Local Limited Partnerships.  As of all periods presented, the acquisition costs were fully amortized or impaired. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $66,048, $68,006 and $70,068 were incurred during the years ended March 31, 2011, 2010 and 2009, respectively, of which $17,500, $7,500 and $25,000 was paid during the years ended March 31, 2011, 2010 and 2009, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership.  Operating expense reimbursements were $42,500, $45 and $80,000 during the years ended March 31, 2011, 2010 and 2009, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold.  Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.  No such fee was incurred in the three year period ended March 31, 2011.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2011	2010
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$167,396	$96,604
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	610,717	562,169

Total	$1,005,138	$885,798

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31(rounded):

	June 30	September 30	December 31	March 31

2011

Income	$-	$-	$4,000	$-

Operating expenses and loss	(214,000)	(27,000)	(49,000)	(85,000)

Loss from operations	(214,000)	(27,000)	(45,000)	(85,000)

Equity in losses of Local Limited Partnerships	(86,000)	-	-	-

Gain on sale of Local Limited Partnerships	-	-	20,000	24,000

Net loss	(300,000)	(27,000)	(25,000)	(61,000)

Net loss available to Limited Partners	(297,000)	(27,000)	(25,000)	(60,000)

Net loss per Partnership Unit	(12)	(1)	(1)	(2)

	June 30	September 30	December 31	March 31

2010

Income	$46,000	$-	$-	$-

Operating expenses and loss	(978,000)	(24,000)	(44,000)	(20,000)

Loss from operations	(932,000)	(24,000)	(44,000)	(20,000)

Equity in losses of Local Limited Partnerships	(161,000)	(122,000)	(122,000)	(122,000)

Gain on sale of Local Limited Partnerships	1,000	-	-	-

Net loss	(1,092,000)	(146,000)	(166,000)	(142,000)

Net loss available to Limited Partners	(1,081,000)	(144,000)	(164,000)	(141,000)

Net loss per Partnership Unit	(43)	(6)	(7)	(5)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2011, 2010 and 2009

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31

2009

Income	$10,000	$30,000	$-	$-

Operating expenses and loss	(3,307,000)	(37,000)	(36,000)	(31,000)

Loss from operations	(3,297,000)	(7,000)	(36,000)	(31,000)

Equity in losses of Local Limited Partnerships	(243,000)	(187,000)	(158,000)	(149,000)

Net loss	(3,540,000)	(194,000)	(194,000)	(180,000)

Net loss available to Limited Partners	(3,505,000)	(192,000)	(193,000)	(177,000)

Net loss per Partnership Unit	(140)	(8)	(8)	(7)

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011, 2010 and 2009, the Partnership in total had voluntarily advanced $874,416, $874,416 and $935,579, respectively, to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. All advances were reserved for in full during the year they were advanced.

NOTE 6 - CAPITAL CONTRIBUTION BY GENERAL PARTNER

In years prior to March 31, 2009, the Partnership had received $186,775 in cash advances from the General Partner, which were in turn advanced by the Partnership to three Local Limited Partnerships to help aid the Local Limited Partnerships with their operational issues.  During the year ended March 31, 2009, the General Partner forgave the debt as it was deemed uncollectible.  The cancellation of that debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the statement of partners’ equity (deficit) in the Partnership’s financial statements.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Partnership called for an all partners meetings to vote on the removal of the Local General Partner of Austin Gateway. At this meeting, a majority of votes were cast in favor of removing the Local General Partner.  The Local General Partner has challenged the removal. Currently, the Partnership is consulting with legal counsel in regards to further actions to be taken. See Note 2 to the audited financial statements for more information on Austin Gateway.  Also subsequent to March 31, 2011, Mark Twain is negotiating for the refinancing and extension with its mortgage lender and it is estimated the extension will be finalized by October 31, 2011 as discussed in Note 2 to the audited financial statements.   Also subsequent to March 31, 2011, the Partnership hired its own local legal counsel to resolve the loan issues of the Local Limited Partnerships, UD 97.1 and UD 97.2, with Wells Fargo Bank as discussed in Note 2 to the audited financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)           Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2011. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2011.

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

(c)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President and Chief Executive Officer
Michael J. Gaber	Chief Operating Officer and Executive Vice President
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President - Originations
Melanie R. Wenk	Vice President – Accounting and Finance - Chief Financial Officer
Paula Hall	Vice President – Asset Management
Christine A. Cormier	Senior Vice President – Fund Management
Gregory S. Hand	Vice President – Acquisitions
Kelly Henderson	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 80, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 48, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank and the New York State Association for Affordable Housing, the Board of Trustees of NHC, and the Tax Policy Council of the National Trust for Historic Preservation.  He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is Chief Operating Officer, an Executive Vice President, chair of the Acquisition Committee and oversees the Property Acquisition and Investment Management groups of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration – Finance.

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

Darrick Metz, age 40, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in Tax Credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of Tax Credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics

Melanie R. Wenk, age 43, is Vice President – Accounting and Finance – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

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

Christine A. Cormier, age 52, is Senior Vice President – Fund Management, a member of the Placement Committee and the Disposition Committee, and oversees the fund management group of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

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

Kelly Henderson, Esq., age 39, is Vice President – Acquisitions and oversees the property underwriting activities of the New York City office of WNC & Associates, Inc. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national Tax Credit syndicator.  Ms. Henderson has been underwriting Tax Credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science, and from the New England School of Law in 1996 with a Juris Doctor degree.  She is licensed to practice law in the States of New York and Massachusetts.

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

Neither the Partnership nor the General Partner has an audit committee.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance.  "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets.  Asset management fees of $66,048, $68,006 and $70,068, were incurred during the years ended March 31, 2011, 2010 and 2009, of which $17,500, $7,500 and $25,000, was paid for the years ended March 31, 2011, 2010 and 2009, respectively.

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

(b) Operating Expenses

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $113,292, $16,668 and $118,087, during the years ended March 31, 2011, 2010 and 2009, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $42,500, $45 and $80,000, during the years ended March 31, 2011, 2010 and 2009, respectively.

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

(c)  Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $6,475, $16,185 and $21,582, for the General Partner for the years ended December 31, 2010, 2009 and 2008, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31.  The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31.

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

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2011	2010

Audit Fees	$82,514	$-
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$85,549	$3,035

The Partnership has no audit committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)     List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the years ended March 31, 2011, 2010 and 2009
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended March 31, 2011, 2010 and 2009
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

32.2     Section 1350 Certification of the Chief Financial Officer.  (filed herewith)

99.17
Financial Statements of Mansur Wood, as of and for the years ended December 31, 2009 and 2008 together  with  Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2011
		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$ 1,187,000	$ 1,187,000	$1,022,000	$ 63,000	$2,284,000	$ 855,000	$ 1,492,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	345,000	13,000	634,000	224,000	423,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	517,000	30,000	970,000	365,000	635,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	3,881,000	75,000	5,909,000	2,714,000	3,270,000

Enhance, L.P.	Baton Rouge, Louisiana	*	*	564,000	48,000	1,368,000	666,000	750,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	442,000	30,000	1,193,000	422,000	801,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	724,000	12,000	975,000	388,000	599,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,161,000	51,000	11,039,000	4,365,000	6,725,000

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2010
		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,247,000	130,000	2,862,000	1,685,000	1,307,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	701,000	39,000	1,410,000	456,000	993,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	814,000	100,000	3,000,000	1,283,000	1,817,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	390,000	65,000	1,039,000	526,000	578,000
		$ 16,225,000	$16,225,000	$13,808,000	$656,000	$32,683,000	$13,949,000	$19,390,000

* The Local Limited Partnership Interest was sold subsequent to December 31, 2010 but prior to March 31, 2011

WNC Housing Tax Credit Fund VI, LP, Series 5 Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011
	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$165,000	$(48,000)	1998	40.0

Austin Gateway, Ltd.	81,000	(9,000)	2000	40.0

Bradley Villas Limited Partnership	41,000	(40,000)	1998	40.0

El Reno Housing Associates Limited Partnership	530,000	(214,000)	1998	40.0

Enhance, L.P.	65,000	(44,000)	2000	27.5

Hillcrest Heights, L.P.	189,000	(18,000)	1998	27.0

Hughes Villas Limited Partnership	124,000	(26,000)	1998	40.0

Mansur Wood Living Center, L.P.	691,000	(386,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	634,000	(42,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	48,000	(64,000)	1997	40.0

United Development Co., L.P. - 97.1	297,000	(108,000)	1998	27.5

United Development Co., L.P. - 97.2	106,000	(21,000)	1998	27.5

	$2,971,000	$(1,020,000)

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$ 1,187,000	$ 1,187,000	$1,056,000	$ 63,000	$2,284,000	$792,000	$1,555,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	259,000	13,000	634,000	201,000	446,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	519,000	30,000	970,000	339,000	661,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	972,000	972,000	569,000	56,000	1,878,000	539,000	1,395,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	2,380,000	75,000	5,909,000	2,484,000	3,500,000

Enhance, L.P.	Baton Rouge, Louisiana	620,000	620,000	572,000	48,000	1,368,000	618,000	798,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	459,000	30,000	1,193,000	394,000	829,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	729,000	12,000	975,000	365,000	622,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,266,000	51,000	11,039,000	3,954,000	7,136,000

WNC Housing Tax Credit Fund VI, L.P., Series 5 Schedule III Real Estate Owned by Local Limited Partnerships March 31, 2010
		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,271,000	130,000	2,935,000	1,649,000	1,416,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	704,000	39,000	1,410,000	422,000	1,027,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	815,000	100,000	2,999,000	1,173,000	1,926,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	341,000	65,000	1,022,000	475,000	612,000
		$ 17,817,000	$17,817,000	$12,940,000	$712,000	$34,616,000	$13,405,000	$21,923,000

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

Date:  September 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:  September 22, 2011

By:           /s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  September 22, 2011

By:           /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:  September 22, 2011

By:           /s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:  September 22, 2011