Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2011-09-23
CIK 1036500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of June 30, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three Months Ended June 30, 2011 and 2010	4

	Condensed Statement of Partners' Deficit
	For the Three Months Ended June 30, 2011	5

	Condensed Statements of Cash Flows
	For the Three Months Ended June 30, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2011	March 31, 2011

ASSETS

Cash	$29,802	$29,800
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$29,802	$29,800

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accrued expenses	$-	$3,940
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	1,039,522	1,005,138

Total Liabilities	1,039,522	1,009,078

Partners’ Deficit:
General Partner	(74,282)	(73,978)
Limited Partners (25,000 Partnership Units authorized;
25,000 Partnership Units issued and outstanding)	(935,438)	(905,300)

Total Partners’ Deficit	(1,009,720)	(979,278)

Total Liabilities and Partners’ Deficit	$29,802	$29,800

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010
	Three Months	Three Months

Operating expenses and loss:
Asset management fees (Note 3)	$15,146	$16,738
Legal and accounting fees	9,712	16
Impairment loss (Note 2)	-	195,226
Other	5,586	2,412

Total operating expenses and loss	30,444	214,392

Loss from operations	(30,444)	(214,392)

Equity in losses of Local
Limited Partnerships (Note 2)	-	(85,966)

Interest income	2	3

Net loss	$(30,442)	$(300,355)

Net loss allocated to:
General Partner	$(304)	$(3,004)

Limited Partners	$(30,138)	$(297,351)

Net loss per Partnership Unit	$(1)	$(12)

Outstanding weighted Partnership Units	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ DEFICIT

For the Three Months Ended June 30, 2011
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(73,978)	$(905,300)	$(979,278)

Net loss	(304)	(30,138)	(30,442)

Partners’ deficit at June 30, 2011	$(74,282)	$(935,438)	$(1,009,720)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(30,442)	$(300,355)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Equity in losses of Local Limited Partnerships	-	85,966
Impairment loss	-	195,226
Decrease in accrued expenses	(3,940)	-
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	34,384	(5,835)

Net cash provided by (used in) operating activities:	2	(24,998)

Net increase (decrease) in cash	2	(24,998)

Cash, beginning of period	29,800	38,295

Cash, end of period	$29,802	$13,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$1,339	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTNUED

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership.   Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2011.

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P. and Enhance, L.P. No Local Limited Partnerships were sold during the three months ended June 30, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three-month period is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of June 30, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. For the three months ended June 30, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $0 and $195,226, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 523 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$-	$281,192
Equity in losses of Local Limited Partnerships	-	(85,966)
Impairment loss	-	(195,226)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2011	2010

Revenues	$737,000	$770,000

Expenses:
Interest expense	181,000	172,000
Depreciation and amortization	275,000	307,000
Operating expenses	528,000	569.000
Total expenses	984,000	1,048,000

Net loss	$(247,000)	$(278,000)
Net loss allocable to the Partnership	$(245,000)	$(277,000)
Net loss recorded by the Partnership	$-	$(86,000)

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

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership has received all the Low Income Housing Tax Credits from Mark Twain and the Compliance Period will terminate on December 31, 2012.  Due to the fact that the refinancing with Chase Bank appears to be in order, the Partnership does not have concern for Mark Twain to fall out of compliance. The Partnership’s investment in this Local Limited Partnership was $0 at June 30 and March 31, 2011.

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership.  The General Partner or an affiliate thereof the Partnership has multiple transactions with this particular Local General Partner.  Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership.  A draft settlement structure was agreed to by all parties.  Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement.  The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011.   At the meeting, a vote was taken to remove the Local General Partner.  In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance.  The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes.  The Local General Partner has challenged such removal.  Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner.  While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken.   As of the date of this report, the Partnership was not able to obtain the occupancy rate for this Housing Complex as of December 31, 2010. The Partnership’s investment in this Local Limited Partnership was $0 at June 30 and March 31, 2011.

On September 13, 2011, the Partnership was notified by legal counsel of the Local General Partner of United Development Co., L.P. - 97.1 (“UD 97.1”) and United Development Co., L.P. - 97.2 (“UD 97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of past due property taxes.  Wells Fargo Bank holds the mortgage notes on both of these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call all the notes due immediately.  The Partnership is in the process of hiring its own local legal counsel; the Partnership is considering all of its options and will be discussing those with legal counsel as soon as they are engaged.  The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.1 and UD 97.2 to help determine the most efficient way to handle this particular situation.  The Partnership is hoping to have legal counsel in place by September 19, 2011 so that a meeting can be scheduled between the Partnership and Wells Fargo Bank to discuss the issue.  The Partnership’s investment in these Local Limited Partnerships was $0 at June 30 and March 31, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.  The Partnership originally incurred cumulative acquisition fees of $1,750,000, which have been included in investments in Local Limited Partnerships.   As of all periods presented, the fees had been fully amortized or impaired.

(b)
Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of Local Limited Partnerships.  These reimbursements have not exceeded 1.5% of the gross proceeds.  The Partnership originally incurred cumulative acquisition costs of $185,734, which have been included in investments in Local Limited Partnerships.  As of all periods presented, these costs were fully amortized or impaired.

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $15,146 and $16,738, respectively, were incurred during the three months ended June 30, 2011 and 2010 of which $0 and $10,000 was paid during the three months ended June 30, 2011 and 2010, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $15,000 during the three months ended June 30, 2011 and 2010, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2011
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$186,634	$167,396
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	625,863	610,717

Total	$1,039,522	$1,005,138

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011 and March 31, 2011, the Partnership in total had voluntarily advanced $874,416 to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P.  No advances were made during the three months ended June 30, 2011.  All advances were reserved for in full during the year they were advanced.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Partnership called for an all partners meetings to vote on the removal of the Local General Partner of Austin Gateway. At this meeting, a majority of votes were cast in favor of removing the Local General Partner.  The Local General Partner has challenged the removal. Currently, the Partnership is consulting with legal counsel in regards to further actions to be taken. See Note 2 to the condensed financial statements for more information on Austin Gateway.  Also subsequent to June 30, 2011, Mark Twain is negotiating for the refinancing and extension with its mortgage lender and it is estimated the extension will be finalized by October 31, 2011 as discussed in Note 2 to the condensed financial statements.   Also subsequent to June 30, 2011, the Partnership hired its own local legal counsel to resolve the loan issues of the Local Limited Partnerships, UD 97.1 and UD 97.2, with Wells Fargo Bank as discussed in Note 2 to the condensed financial statements.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $30,000 in cash.  Liabilities at June 30, 2011 consisted of $1,040,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.   The Partnership’s net loss for the three months ended June 30, 2011 was $(30,000), reflecting a decrease of $270,000 from the $(300,000) net loss experienced for the three months ended June 30, 2010.  The decrease was largely due to a decrease of $195,000 in impairment loss for the three months ended June 30, 2011.  All investments were reduced to zero during the year ended March 31, 2011, therefore no further impairment could be recorded.  The equity in losses of Local Limited Partnerships also decreased by $86,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  All investments were reduced to zero during the year ended March 31, 2011, therefore no further losses could be recorded.  Asset management fees decreased by $2,000 due to the fact two Local Limited Partnerships were disposed of during the year ended March 31, 2011. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred.  Legal and accounting expenses increased by $(10,000) due to the timing of the accounting work performed.

Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.  There was no change in cash during the three months ended June 30, 2011 compared to a net decrease in cash for the three months ended June 30, 2010 of $(25,000).  The change is due to the fact that during the three months ended June 30, 2011, the Partnership made no payment to the General Partner for accrued asset management fees compared to $(10,000) paid to the General Partner during the three months ended June 30, 2010.   The Partnership made no payment to the General Partner or an affiliate for reimbursements of operating expenses which were paid on behalf of the Partnership during the three months ended June 30, 2011 compared to $(15,000) paid to the General Partner during the three months ended June 30, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by approximately $34,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through September 30, 2012.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the "FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2009, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles ("GAAP") for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance had no material impact on the Partnership's financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment was effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Item 4. Controls and Procedures (continued)

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	(Removed and Reserved)

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

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

Date: September 22, 2011

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: September 22, 2011