Form 10-Q
period 2011-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2012-02-14
CIK 1036500

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐    Non-accelerated filer  ☒   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2011	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2011	March 31, 2011

ASSETS

Cash	$22,004	$29,800
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$22,004	$29,800

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$3,940
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,028,167	1,005,138

Total Liabilities	1,028,167	1,009,078

Partners’ Equity (Deficit):
General Partner	4,953	(73,978)
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	(1,011,116)	(905,300)

Total Partners’ Equity (Deficit)	(1,006,163)	(979,278)

Total Liabilities and Partners’ Equity (Deficit)	$22,004	$29,800

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2011 and 2010
(unaudited)

	2011		2010
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$2,200	$2,200	$4,000	$4,000

Total operating income	2,200	2,200	4,000	4,000

Operating expenses and loss:
Asset management fees (Note 3)	15,146	45,438	16,738	50,214
Legal and accounting fees	13,117	42,714	29,892	38,943
Impairment loss (Note 2)	-	-	-	195,226
Other	8,825	20,937	2,216	5,632

Total operating expenses and loss	37,088	109,089	48,846	290,015

Loss from operations	(34,888)	(106,889)	(44,846)	(286,015)

Equity in losses of Local Limited Partnerships (Note 2)	-	-	-	(85,966)

Gain on sale of investments in Local Limited Partnerships	-	-	20,000	20,000

Interest income	1	4	1	4

Net loss	$(34,887)	$(106,885)	$(24,845)	$(351,977)

Net loss allocated to:
General Partner	$(348)	$(1,069)	$(248)	$(3,520)

Limited Partners	$(34,539)	$(105,816)	$(24,597)	$(348,457)

Net loss per Partnership Unit	$(1)	$(4)	$(1)	$(14)

Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2011
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ deficit at March 31, 2011	$(73,978)	$(905,300)	$(979,278)

Contributions (Note 5)	80,000	-	80,000

Net loss	(1,069)	(105,816)	(106,885)

Partners’ equity (deficit) at December 31, 2011	$4,953	$(1,011,116)	$(1,006,163)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2011 and 2010
(unaudited)

	2011	2010

Cash flows from operating activities:
Net loss	$(106,885)	$(351,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	195,226
Equity in losses of Local Limited Partnerships	-	85,966
Gain on sale of investments in Local Limited Partnerships		(20,000)
Decrease in accrued expenses	(3,940)	-
Increase in accrued fees and expenses due to General Partner and affiliates	103,029	69,789

Net cash used in operating activities	(7,796)	(20,997)

Cash flows from investing activities:
Proceeds from sale of investments in Local Limited Partnerships	-	20,000

Net cash provided by investing activities	-	20,000

Net decrease in cash	(7,796)	(997)

Cash, beginning of period	29,800	38,295

Cash, end of period	$22,004	$37,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$80,000	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly Period Ended December 31, 2011
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

For the Quarterly Period Ended December 31, 2011
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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits.  A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met.  As of December 31, 2011, two of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P. and Enhance, L.P. No Local Limited Partnerships were sold during the nine months December 31, 2011.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continue

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2011, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  As of December 31, 2011 and March 31, 2011, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended December 31, 2011
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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment.  For the nine months ended December 31, 2011 and 2010 impairment loss related to investments in Local Limited Partnerships was $0 and $195,226, respectively.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership owns limited partnership interests in 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 523 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership.  The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011

Investments per balance sheet, beginning of period	$-	$281,192
Equity in losses of Local Limited Partnerships	-	(85,966)
Impairment loss	-	(195,226)
Investments per balance sheet, end of period	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010

Revenues	$2,212,000	$2,224,000

Expenses:
Interest expense	543,000	551,000
Depreciation and amortization	825,000	866,000
Operating expenses	1,583,000	1,641,000
Total expenses	2,951,000	3,018,000

Net loss	(739,000)	(794,000)
Net loss allocable to the Partnership	$(736,000)	$(790,000)
Net loss recorded by the Partnership	$-	$(86,000)

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

Lastly, the Partnership was notified by the Local General Partner that Mark Twain and the Local General Partner are being sued by a third party.  The third party claims that he paid $50,000 to the Local General Partner in 1992 for a 7.75% interest in Mark Twain.  The Partnership is now in receipt of a bill of sale for the $50,000 purchase but no other documents exist supporting this transaction.  The Local General Partner has stated that he did in fact collect the $50,000.  The third party claims that in exchange for his interests he was to receive annual distributions of cash, which he has never received.  The Local General Partner has obtained legal counsel for this case and anticipates a meeting with the attorneys in February, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The Partnership has received all the Low Income Housing Tax Credits from Mark Twain and the Compliance Period will terminate on December 31, 2012.  Due to the fact that the extension to repay or refinance with Chase Bank has been agreed upon, the Partnership does not have concern for Mark Twain to fall out of compliance. The Partnership’s investment in this Local Limited Partnership was $0 as of December 31, 2011 and March 31, 2011.

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership.  The General Partner or an affiliate of the Partnership has multiple transactions with this particular Local General Partner.  Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership.  A draft settlement structure was agreed to by all parties.  Subsequently, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement.  The limited partner of the Local Limited Partnership called for an all partners meeting, which took place on July 12, 2011.   At the meeting, a vote was taken to remove the Local General Partner.  In accordance with the Local Limited Partnership Agreement, the limited partner has the right to remove the Local General Partner for nonperformance.  The Limited Partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes.  The Local General Partner has challenged such removal.  Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner.  While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further action that will be taken.   The Partnership’s investment in this Local Limited Partnership was $0 as of December 31, 2011 and March 31, 2011.

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. - 97.1 (“UD 97.1”) and United Development Co., L.P. - 97.2 (“UD 97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of  past due property taxes.  Wells Fargo Bank holds the mortgage notes on both of these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.  The Local General Partner has hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution.   The Partnership is starting to search the public records to fully understand how much property tax is owed on UD 97.1 and UD 97.2 to help determine the most efficient way to handle this situation.  The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes.  Documents were drawn up and submitted for final approval on December 29, 2011.   The Partnership has received a copy of the plan signed by the General Partner and suggested a sale of certain properties within the General Partner’s portfolio of properties, the payment of the tax delinquencies and refinancing of properties with the intention of removing Wells Fargo by 2015. Although Wells Fargo has suggested that the Partnership contribute to reduce the tax burden, the Partnership’s attorney is hopeful that the City, County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal.   A request was made by the General Partner’s attorney for a stay of receivership proceedings by Wells Fargo until May 8, 2012, which was granted. The Partnership’s investment in these Local Limited Partnerships was $0 as of December 31, 2011 and March 31, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
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

(c)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.  “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $45,438 and $50,214 were incurred during the nine months ended December 31, 2011 and 2010, respectively, of which $10,000 was paid during each of  the nine months ended December 31, 2011 and 2010, respectively.

(d)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0 and $15,000 during the nine months ended December 31, 2011 and 2010, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2011
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2011	March 31, 2011

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$154,987	$167,396
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	646,155	610,717

Total	$1,028,167	$1,005,138

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and March 31, 2011, the Partnership in total had voluntarily advanced $874,416, to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P.  No advances were made during the nine months ended December 31, 2011. All advances were reserved for in full during the year they were advanced.

NOTE 5 – CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the nine months ended December 31, 2011, the Partnership was relieved of debt owed by the General Partner totaling $80,000.  The Partnership has received $80,000 in cash advances from the General Partner to help cover operating expenses.  The advances were deemed to be uncollectible by the General Partner and the debt was forgiven.  The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2011 consisted of $22,000 in cash.  Liabilities at December 31, 2011 consisted of $1,028,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.
The Partnership’s net loss for the three months ended December 31, 2011 was $(35,000), reflecting an increase of approximately $(10,000) from the $(25,000) net loss experienced for the three months ended December 31, 2010. There was a decrease of $17,000 in legal and accounting fees for the three months ended December 31, 2011 due to the timing of the accounting work performed.  Asset management fees decreased by $2,000 for the three months ended December 31, 2011 due to the fact that two Local Limited Partnerships were disposed of during the year ended March 31, 2011.  These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred Additionally, the Partnership recorded a $20,000 gain on sale of investments in Local Limited Partnerships during the three months ended December 31, 2010 compared to no such gain recorded during the three months ended December 31, 2011 as no Local Limited Partnerships were sold during the current period. Reporting fees decreased by $(2,000) for the three months ended December 31, 2011. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010
The Partnership’s net loss for the nine months ended December 31, 2011 was $(107,000), reflecting a decrease of approximately $245,000 from the $(352,000) net loss experienced for the nine months ended December 31, 2010.  The decrease in net loss is largely due to the $195,000 decrease in impairment loss and the $86,000 decrease in equity in losses of Local Limited Partnerships for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.  All investments were reduced to zero during the year ended March 31, 2011,  therefore no further impairment or equity in losses could be recorded.   Legal and accounting fees increased by $(4,000) for the nine months ended December 31, 2011 due to the timing of the accounting work performed. There was a decrease of $5,000 in asset management fees for the nine months ended December 31, 2011 due to the fact that two Local Limited Partnerships were disposed of during the year ended March 31, 2011. These fees are calculated based on the Invested Assets.  As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. Additionally, the Partnership recorded a $20,000 gain on sale of investments in Local Limited Partnerships during the nine months ended December 31, 2010 compared to no such gain recorded during the nine months ended December 31, 2011 as no Local Limited Partnerships were sold during the current period. Reporting fees decreased by $(2,000) for the nine months ended December 31, 2011.  Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2011 Compared to Nine Months Ended Dec 30, 2010
The net decrease in cash during the nine months ended December 31, 2011 was $(8,000) compared to a net decrease in cash during the nine months ended December 31, 2010 of $(1,000).   The change is due to the fact that during the nine months ended December 31, 2011, the Partnership reimbursed $(10,000) to the General Partner and affiliate for operating expenses which were paid on its behalf compared to $(15,000) paid to the General Partner during the nine months ended December 31, 2010.  Additionally, the Partnership received $20,000 from the sale of investments in Local Limited Partnerships during the nine months ended December 31, 2010 compared to no sales proceeds received during the nine months ended December 30, 2011. Reporting fees decreased by $(2,000) for the nine months ended December 31, 2011 as discussed above.

During the nine months ended December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $23,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2013.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

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

Date: February 14, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2012