Form 10-Q/A
period 2011-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2012-02-22
CIK 1036500

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
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
Yes ☐ No ☒

Explanatory Note

This Amendment No. 1 on Form 10-Q for the quarter ended December 31, 2011 is being filed to update Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as our EDGAR vendor inadvertently filed an incorrect version.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	As of December 31, 2011 and March 31, 2011	3

	Condensed Statements of Operations
	For the Three and Nine Months Ended December 31, 2011 and 2010	4

	Condensed Statement of Partners' Equity (Deficit)
	For the Nine Months Ended December 31, 2011	5

	Condensed Statements of Cash Flows
	For the Nine Months Ended December 31, 2011 and 2010	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

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

Date: February 22, 2012

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 22, 2012