Form 10-K
period 2012-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2012-06-22
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

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

NONE

PART I.

Item 1. Business

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on March 3, 1997. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies (“Local Limited Partnerships”) which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission (the “SEC”), on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

The Partnership shall continue in full force and effect until December 31, 2052 unless terminated prior to that date pursuant to the Partnership Agreement (as defined below) or law.

Description of Business

The Partnership’s principal business objective is to provide its Limited Partners with Low Income Housing Tax Credits. The Partnership’s principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a Housing Complex which will qualify for the Low Income Housing Tax Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low income housing can receive the Low Income Housing Tax Credits to be used to reduce Federal taxes otherwise due in each year of a ten-year credit period. Each Housing Complex is subject to a 15 year compliance period (the “Compliance Period”), and under state law may have to be maintained as low income housing for 30 or more years.

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated March 3, 1997 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the recent codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in fifteen Local Limited Partnerships, four of which have been sold or otherwise disposed of as of March 31, 2012. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012. As of March 31, 2012, three of the Housing Complexes had completed their 15 year Compliance Period.

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

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P. and Enhance, L.P. No additional Local Limited Partnerships were sold or identified for sale during the year ended March 31, 2012.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2012, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $0, $195,226 and $955,137, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $51,000, $49,000 and $61,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $61,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the eleven Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	$1,187,000	$$1,187,000	40	$1,855,000	$1,022,000

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	131,000	131,000	10	225,000	345,000

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	501,000	501,000	20	806,000	515,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	3,040,000	3,040,000	100	4,406,000	3,306,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	609,000	609,000	32	997,000	425,000

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	182,000	182,000	20	334,000	719,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	6,531,000	6,531,000	115	8,953,000	3,094,000

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	740,000	740,000	106	1,132,000	1,220,000

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	716,000	716,000	20	1,102,000	698,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	1,845,000	1,845,000	40	2,693,000	797,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	743,000	743,000	20	1,061,000	328,000

			$16,225,000	$16,225,000	523	$23,564,000	12,469,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

	For the year ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership

Apartment Housing of Theodore	$171,000	$(57,000)	98.99%

Austin Gateway, Ltd.	81,000	(8,000)	99.98%

Bradley Villas Limited Partnership	51,000	(37,000)	99.00%

El Reno Housing Associates Limited Partnership	521,000	(166,000)	99.98%

Hillcrest Heights, L.P.	198,000	(1,000)	99.99%

Hughes Villas Limited Partnership	112,000	(18,000)	99.00%

Mansur Wood Living Center, L.P.	702,000	(404,000)	98.99%

Mark Twain Senior Community Limited Partnership	634,000	(80,000)	98.99%

Spring Valley Terrace Apartments, LLC	56,000	(42,000)	99.98%

United Development Co., L.P. - 97.1	296,000	(93,000)	99.98%

United Development Co., L.P. - 97.2	114,000	(31,000)	99.98%

	$2,936,000	$(937,000)

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	100%	85%	75%	80%	90%

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	**	**	92%	92%	100%

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	45%	65%	60%	95%	90%

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	N/A	N/A	79%	96%	96%

Concord Apartment Partners, L.P.	Orlando, Florida	New Communities, LLC, a Colorado limited liability Company N/A	N/A	N/A	N/A	58%	81%

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	90%	93%	94%	89%	90%

Enhanced, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	N/A	43%	65%	57%	65%

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	91%	100%	97%	94%	94%

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	70%	95%	90%	100%	95%

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	100%	100%	100%	100%	100%

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	89%	95%	99%	98%	97%

			Occupancy Rates
Local Limited		General Partner	As of December 31,
Partnership Name	Location	Name	2011	2010	2009	2008	2007

Murfreesboro Villas Limited Partnership	Murfreesboro, Arkansas	Murfreesboro Industrial Development Corporation	N/A	N/A	N/A	67%	75%

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	75%	70%	75%	90%	100%

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	93%	98%	98%	98%	100%

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	95%	90%	90%	95%	100%

			90%	91%	91%	87%	92%

N/A – The Local Limited Partnership was sold as of the respective year end.

** The Partnership was unable to obtain the occupancy rate as of December 31, 2011 and 2010. See Note 2 for more information.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2012, there were 1,417 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2012, 2011 and 2010, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2012.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2012	2011	2010	2009	2008
ASSETS
Cash	$22,005	$29,800	$38,295	$22,245	$125,926
Investments in Local Limited Partnerships, net	-	-	281,192	1,766,047	5,687,350

Total Assets	$22,005	$29,800	$319,487	$1,788,292	$5,813,276

LIABILITIES
Accrued expenses	$-	$3,940	$-	$-	$-
Accrued fees and expenses due to General Partner and affiliates	1,059,790	1,005,138	885,799	808,669	912,289

Total Liabilities	1,059,790	1,009,078	885,799	808,669	912,289

PARTNERS’ EQUITY (DEFICIT)	(1,037,785)	(979,278)	(566,312)	979,623	4,900,987

Total Liabilities and Partners’ Equity (Deficit)	$22,005	$29,800	$319,487	$1,788,292	$5,813,276

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008
Loss from operations (Note 1)	$(138,511)	$(370,566)	$(1,019,493)	$(3,371,428)	$(1,816,582)
Equity in losses of Local Limited Partnerships	-	(85,966)	(527,603)	(736,747)	(1,029,446)
Gain on sale of Local Limited Partnerships	-	43,560	1,124	-	-
Interest income	4	6	37	36	220
Net loss	$(138,507)	$(412,966)	$(1,545,935)	$(4,108,139)	$(2,845,808)

Net loss allocated to:
General Partner	$(1,385)	$(4,130)	$(15,459)	$(41,081)	$(28,458)
Limited Partners	$(137,122)	$(408,836)	$(1,530,476)	$(4,067,058)	$(2,817,350)
Net loss per Partnership Unit	$(5.48)	$(16.35)	$(61.22)	$(162.68)	$(112.69)
Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000	25,000

Note 1-Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $195,226, $955,137, $3,162,730, and $1,691,407, respectively.

	For the Years Ended March 31,
	2012	2011	2010	2009	2008
Net cash provided by (used in):
Operating activities	$(7,795)	$(52,055)	$16,050	$(103,681)	$(17,615)
Investing activities	-	43,560	-	-	-

Net change in cash	(7,795)	(8,495)	16,050	(103,681)	(17,615)

Cash, beginning of period	29,800	38,295	22,245	125,926	143,541

Cash, end of period	$22,005	$29,800	$38,295	$22,245	$125,926

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007

Federal	$-	$26	$65	$86	$103

State	-	-	-	-	-

Total	$-	$26	$65	$86	$103

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

“Equity in losses of Local Limited Partnerships” for each year ended March 31 has been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

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

Financial Condition

The Partnership’s assets at March 31, 2012 consisted of $22,000 in cash. Liabilities at March 31, 2012 consisted of $1,060,000 of accrued fees and expenses due to the General Partner and affiliates (see “Future Contractual Cash Obligations’ below).

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(139,000), reflecting a decrease of $274,000 from the net loss experienced for the year ended March 31, 2011 of $(413,000). The decrease in net loss is largely due to a decrease of $195,000 in impairment loss for the year ended March 31, 2012. There was also a decrease of $86,000 in equity in losses of Local Limited Partnerships for the year ended March 31, 2012. As of March 31, 2011, all investment balances in Local Limited Partnerships reached zero, therefore no further impairment or equity in losses could be recorded. Legal and accounting expenses decreased by $51,000 for the year ended March 31, 2012 due to the timing of the accounting work performed. Asset management fees decreased by $5,000 for the year ended March 31, 2012 due to the fact that the fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships in the prior year. There was an $(18,000) increase in other expenses for the year ended March 31, 2012 due to the fact that the Partnership outsourced a portion of the data entry management to increase efficiency. Reporting fees decreased by $(2,000) for the year ended March 31, 2012. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. The gain on sale of investments in Local Limited Partnerships decreased by $(44,000) for the year ended March 31, 2012 due to the fact that no Local Limited Partnerships were sold during the year ended March 31, 2012 compared to two sales during the year ended March 31, 2011.

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

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash for both the years ended March 31, 2012 was $(8,000). The Partnership reimbursed the General Partner or an affiliate $(43,000) for expenses paid on its behalf during the year ended March 31, 2011 compared to no reimbursements made during the year ended March 31, 2012. The Partnership paid accrued asset management fees of $(10,000) during the year ended March 31, 2012 compared to $(18,000) paid during the year ended March 31, 2011. Additionally, the Partnership received $43,000 from the sale of investments in Local Limited Partnerships for the year ended March 31, 2011 compared to no sales proceeds received during the year ended March 31, 2012. The Partnerships paid $(4,000) of accrued expenses during the year ended March 31, 2012 compared to no such payments during the year ended March 31, 2011. Reporting fees decreased by $(2,000) for the year ended March 31, 2012 as discussed above.

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

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $55,000, $119,000 and $77,000 for the years ended March 31, 2012, 2011 and 2010, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

Other Matters

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership. The General Partner or an affiliate of the Partnership has multiple transactions with this particular Local General Partner. Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership. A draft settlement structure was agreed to by all parties. Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement. The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011. At the meeting, a vote was taken to remove the Local General Partner. In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance. The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes. The Local General Partner has challenged such removal. Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner. While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken. As of the date of this report, the Partnership was not able to obtain the occupancy rate for this Housing Complex as of December 31, 2011 or 2010. The Partnership’s investment in this Local Limited Partnership was $0 at March 31, 2012 and 2011.

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes are past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General Partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both March 31, 2012 and 2011.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees (1)	$1,120,373	$60,583	$60,583	$60,583	$60,583	$2,120,405	$3,240,778
Total contractual cash obligations	$1,120,373	$60,583	$60,583	$60,583	$60,583	$2,120,405	$3,240,778

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 5

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the Partnership) as of March 31, 2012 and 2011, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2012. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $0, $(69,454), and $(451,365) of the total Partnership loss for the years ended March 31, 2012, 2011 and 2010, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Bethesda, Maryland

June 22, 2012

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

El Reno Housing Associates Limited Partnership

New Orleans, Louisiana

We have audited the accompanying balance sheets of El Reno Housing Associates Limited Partnership, HUD Project No 117-11071, as of December 31, 2010 and 2009, and the related statements of income, change in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above preset fairly, in all material respects, the financial position of El Reno Housing Associates Limited Partnership, HUD Project No. 117-11071, as of December 31, 2010 and 2009, and the result of its operations, chances in partners' equity and cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 25, 2011, on our consideration of El Reno Housing Associates Limited Partnership's internal control, and reports dated March 25, 2011, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are in integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.

Metairie, Louisiana

March 25, 2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2012	2011

ASSETS

Cash	$22,005	$29,800
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$22,005	$29,800

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued expenses	$-	$3,940
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,059,790	1,005,138

Total Liabilities	1,059,790	1,009,078

Partners’ Equity (Deficit):
General Partner	4,637	(73,978)
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	(1,042,422)	(905,300)

Total Partners’ Equity (Deficit)	(1,037,785)	(979,278)

Total Liabilities and Partners’ Equity (Deficit)	$22,005	$29,800

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2012	2011	2010

Reporting fees	$2,200	$4,000	$10,500
Recovery of bad debt	-	-	35,696

Total operating income	2,200	4,000	46,196

Operating expenses and loss:
Amortization	-	-	2,115
Impairment loss (Note 2)	-	195,226	955,137
Asset management fees (Note 3)	60,583	66,048	68,006
Legal and accounting	53,307	104,802	16,871
Write off of advances to Local Limited Partnerships (Note 5)	-	-	15,000
Other	26,821	8,490	8,560

Total operating expenses and loss	140,711	374,566	1,065,689

Loss from operations	(138,511)	(370,566)	(1,019,493)

Gain on sale of investments in Local Limited Partnerships	-	43,560	1,124

Equity in losses of Local Limited Partnerships (Note 2)	-	(85,966)	(527,603)

Interest income	4	6	37

Net loss	$(138,507)	$(412,966)	$(1,545,935)

Net loss allocated to:
General Partner	$(1,385)	$(4,130)	$(15,459)

Limited Partners	$(137,122)	$(408,836)	$(1,530,476)

Net loss per Partnership Unit	$(5.48)	$(16.35)	$(61.22)

Outstanding weighted Partnership Units	25,000	25,000	25,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(54,389)	$1,034,012	$979,623

Net loss	(15,459)	(1,530,476)	(1,545,935)

Partner’s deficit at March 31, 2010	(69,848)	(496,464)	(566,312)

Net loss	(4,130)	(408,836)	(412,966)

Partner’s deficit at March 31, 2011	(73,978)	(905,300)	(979,278)

Contributions (Note 6 )	80,000	-	80,000

Net loss	(1,385)	(137,122)	(138,507)

Partner’s equity (deficit) at March 31, 2012	$4,637	(1,042,422)	(1,037,785)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(138,507)	$(412,966)	$(1,545,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	-	2,115
Impairment loss	-	195,226	955,137
Gain on sale of investments in Local Limited Partnerships	-	(43,560)	(1,123)
Equity in losses of Local Limited Partnerships	-	85,966	527,603
Increase (decrease) in accrued expenses	(3,940)	3,940	-
Increase in accrued fees and expenses due to General Partner and affiliates	134,652	119,339	77,130

Net cash provided by (used in) operating activities	(7,795)	(52,055)	14,927

Cash flows from investing activities:
Proceeds from sale of investments in Local limited Partnerships	-	43,560	36,819
Recovery of advances made to Local Limited Partnerships	-	-	(35,696)
Advances made to Local Limited Partnerships	-	-	(15,000)
Write off of advances made to Local Limited Partnerships	-	-	15,000

Net cash provided by investing activities	-	43,560	1,123

Net increase (decrease) in cash	(7,795)	(8,495)	16,050

Cash, beginning of period	29,800	38,295	22,245

Cash, end of period	$22,005	$29,800	$38,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$800	$800	$1,062

NON-CASH FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$80,000	$-	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

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

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012. As of March 31, 2012, three of the Housing Complexes had completed its 15 year Compliance Period.

As of March 31, 2011, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P. and Enhance, L.P. No additional Local Limited Partnerships were sold or identified for sale during the year ended March 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, all investment accounts in Local Limited Partnerships had reached zero.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

Amortization

Acquisition fees and costs were being amortized over 30 years using the straight-line method. Amortization expense for the years ended March 31, 2012, 2011 and 2010 was $0, $0, and $2,115 and respectively. During the years ended March 31, 2012, 2011 and 2010 an impairment loss of $0, $0 and $162,743, respectively, was recorded against these costs. As of March 31, 2010, these costs were fully amortized or impaired.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2012, 2011 and 2010, impairment loss related to investments in Local Limited Partnerships was $0, $195,226, and $792,394, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investment in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the Low Income Housing Tax Credits allocated to the Partnership and the estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances. During the years ended March 31, 2012, 2011 and 2010, an impairment loss of $0, $0 and $162,743, respectively, was recorded against the related intangibles.

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

For the Years Ended March 31, 2012, 2011 and 2010

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2012 and 2011, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 523 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership's investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012 and 2011, is approximately $2,938,000 and $3,819,000, respectively, less than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2012 and 2011, the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2012, 2011 and 2010, amounting to approximately $931,000, $885,000 and $571,000, respectively, has not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to $2,605,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,
	2012	2011	2010

Investments per balance sheet, beginning of period	$-	$281,192	$1,766,047
Impairment loss	-	(195,226)	(955,137)
Equity in losses of Local Limited Partnerships	-	(85,966)	(527,603)
Amortization of paid acquisition fees and costs	-	-	(2,115)

Investments per balance sheet, end of period	$-	$-	$281,192

	For the Years Ended March 31,
	2012	2011	2010

Investments in Local Limited Partnerships, net	$-	$-	$281,192
Acquisition fees and costs, net	-	-	-
Investments per balance sheet, end of period	$-	$-	$281,192

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2011 and 2010 of $14,256,000 and $13,949,000, respectively)	$16,982,000	$18,734,000
Land	608,000	656,000
Other assets	1,004,000	1,114,000

Total assets	$18,594,000	$20,504,000

LIABILITIES

Mortgage loans payable	$12,469,000	$13,808,000
Due to related parties	2,023,000	1,583,000
Other liabilities	1,166,000	1,290,000

Total liabilities	15,658,000	16,681,000

PARTNERS’ EQUITY

WNC Housing Tax Credit Fund VI, L.P., Series 5	2,938,000	3,819,000
Other partners	(2,000)	4,000

Total partners’ equity	2,936,000	3,823,000

Total liabilities and partners’ equity	$18,594,000	$20,504,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Revenues	$2,985,000	$3,016,000	$3,095,000

Expenses:
Operating expenses	2,285,000	2,156,000	2,199,000
Interest expense	579,000	732,000	746,000
Depreciation and amortization	1,058,000	1,148,000	1,229,000

Total expenses	3,922,000	4,036,000	4,174,000

Net operating loss	$(937,000)	$(1,020,000)	$(1,709,000)

Net loss allocable to the Partnership	$(931,000)	$(1,015,000)	$(1,073,000)

Net loss recorded by the Partnership	$-	$(86,000)	$(528,000)

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

Troubled Housing Complexes

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership. The General Partner or an affiliate of the Partnership has multiple transactions with this particular Local General Partner. Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership. A draft settlement structure was agreed to by all parties. Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement. The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011. At the meeting, a vote was taken to remove the Local General Partner. In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance. The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes. The Local General Partner has challenged such removal. Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner. While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken. As of the date of this report, the Partnership was not able to obtain the occupancy rate for this Housing Complex as of December 31, 2011 or 2010. The Partnership’s investment in this Local Limited Partnership was $0 at March 31, 2012 and 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes are past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General Partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both March 31, 2012 and 2011.

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

Reimbursement of costs incurred by the General Partner or an affiliate in connection with the acquisition of the Local Limited Partnerships. These reimbursements have not exceeded 1.5% of the gross proceeds. As of the end of all periods presented, the Partnership had incurred acquisition costs of $187,734 which have been included in investments in Local Limited Partnerships. As of all periods presented, the acquisition costs were fully amortized or impaired. The Partnership evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. If an impairment loss related to the acquisition fees is recorded, the accumulated amortization is reduced to zero at that time.

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $60,583, $66,048 and $68,006 were incurred during the years ended March 31, 2012, 2011 and 2010, respectively, of which $10,000, $17,500 and $7,500 was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $0, $42,500 and $45 during the years ended March 31, 2012, 2011 and 2010, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$171,464	$167,396
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	661,301	610,717

Total	$1,059,790	$1,005,138

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31(rounded):

	June 30	September 30	December 31	March 31

2012

Income	$-	$-	$2,000	$-

Operating expenses and loss	(30,000)	(42,000)	(37,000)	(32,000)

Loss from operations	(30,000)	(42,000)	(35,000)	(32,000)

Net loss	(30,000)	(42,000)	(35,000)	(32,000)

Net loss available to Limited Partners	(30,000)	(42,000)	(35,000)	(32,000)

Net loss per Partnership Unit	(1)	(2)	(1)	(1)

	June 30	September 30	December 31	March 31

2011

Income (loss)	$-	$-	$4,000	$-

Operating expenses and loss	(214,000)	(27,000)	(49,000)	(85,000)

Loss from operations	(214,000)	(27,000)	(45,000)	(85,000)

Equity in losses of Local Limited Partnerships	(86,000)	-	-	-

Gain on sale of Local Limited Partnerships	-	-	20,000	24,000

Net loss	(300,000)	(27,000)	(25,000)	(61,000)

Net loss available to Limited Partners	(297,000)	(27,000)	(25,000)	(60,000)

Net loss per Partnership Unit	(12)	(1)	(1)	(2)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011 and 2010

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

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership in total had voluntarily advanced $874,416 as of each year ended March 31, 2012, 2011, and 2010 to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. All advances were reserved for in full during the year they were advanced.

NOTE 6 - CAPITAL CONTRIBUTION BY GENERAL PARTNER

During the year ended March 31, 2012, the Partnership was relieved of debt by the General Partner totaling $80,000. The Partnership had received $80,000 in cash advances from the General Partner to help cover operating expenses. The advances were deemed to be uncollectible by the General Partner and the debt was forgiven. The cancellation of debt was recorded by the Partnership as a capital contribution from the General Partner.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

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

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Fund Management
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Paula Hall	Vice President – Asset Management
Gregory S. Hand	Vice President – Acquisitions
Thomas F. Maxwell	Vice President – Originations
Kay L. Cooper	Director of WNC & Associates, Inc.
Jennifer E. Cooper	Director of WNC & Associates, Inc.

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr., age 81, is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 49, is President, Chief Executive Officer, Secretary, a Director, and a member of the Acquisition Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber, age 45, is an Executive Vice President, Chief Operating Officer, chair of the Acquisition Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer, age 59, is an Executive Vice President, a member of the Acquisition Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Darrick Metz, age 41, is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier, age 53, is Senior Vice President – Fund Management and, accordingly, oversees the fund management group, of WNC & Associates, Inc. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Melanie R. Wenk, age 43, is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Kelly Henderson, age 40, is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan, age 32, is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in Economics with an emphasis in Accounting.

Paula Hall, age 45, is Vice President – Asset Management, a member of the Acquisition Committee, and oversees the asset management group, of WNC & Associates, Inc. She joined WNC in 1997 and has more than 21 years of property management experience. Ms. Hall is a Certified Occupancy Specialist (CPO), Housing Credit Certified Professional (HCCP), and Certified Property Manager (CPM) candidate. Prior to joining WNC, she was a property manager for NHP Property Management (AIMCO) where she oversaw operations, training and development.

Gregory S. Hand, age 48, is Vice President – Acquisitions, and oversees the property underwriting activities, of the Irvine office of WNC & Associates, Inc. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Thomas F. Maxwell, age 60, is Vice President – Originations of the Northeast Region. He has 17 years of experience in the tax credit industry, and more than 30 years of real estate experience, including originating, structuring and closing all types of affordable housing developments. Prior to joining WNC in 2009, he served as a team leader for a national tax credit syndicator for nine years. Mr. Maxwell graduated from Case Western Reserve University in 1974 with a Bachelor of Arts degree in English and from Boston University in 1980 with a Master of Business Administration degree.

Kay L. Cooper, age 75, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. Kay Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Jennifer E. Cooper, age 49, is a Director of WNC & Associates, Inc. and has not otherwise been engaged in business activities during the previous five years. She is the wife of Wilfred Cooper, Jr. and attended the University of Texas from 1981 to 1986.

(f)	Involvement in Certain Legal Proceedings

None.

(g)	Promoters and Control Persons

Inapplicable.

(h)	Audit Committee Financial Expert, and (i) Identification of the Audit Committee

Neither the Partnership nor the General Partner has an audit committee.

(j)	Changes to Nominating Procedures

Inapplicable.

(k)	Compliance With Section 16(a) of the Exchange Act

None.

(l)	Code of Ethics

Associates has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such requests should be directed to: Investor Relations at (714) 662-5565 extension 187.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. "Invested Assets" means the sum of the Partnership's original investment in Local Limited Partnerships and the Partnership's allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $60,583, $66,048 and $68,006, were incurred during the years ended March 31, 2012, 2011 and 2010, of which $10,000, $17,500 and $7,500, was paid during the years ended March 31, 2012, 2011 and 2010, respectively.

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $84,068, $113,292 and $16,668, during the years ended March 31, 2012, 2011 and 2010, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $0, $42,500 and $45, during the years ended March 31, 2012, 2011 and 2010, respectively.

Reimbursement to the General Partner or any of its affiliates of Operating Cash Expenses is subject to specific restrictions in Section 5.3.4 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report). The Agreement defines “Operating Cash Expenses” as

“ .. . . the amount of cash disbursed by the Partnership . . . in the ordinary course of business for the payment of its operating expenses, such as expenses for management, utilities, repair and maintenance, insurance, investor communications, legal, accounting, statistical and bookkeeping services, use of computing or accounting equipment, travel and telephone expenses, salaries and direct expenses of Partnership employees while engaged in Partnership business, and any other operational and administrative expenses necessary for the prudent operation of the Partnership. Without limiting the generality of the foregoing, Operating Cash Expenses shall include the actual cost of goods, materials and administrative services used for or by the Partnership, whether incurred by the General Partner, an Affiliate of the General Partner or a non-Affiliated Person in performing the foregoing functions. As used in the preceding sentence, actual cost of goods and materials means the actual cost of goods and materials used for or by the Partnership and obtained from entities not Affiliated with the General Partner, and actual cost of administrative services means the pro rata cost of personnel (as if such persons were employees of the Partnership) associated therewith, but in no event to exceed the Competitive amount.”

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

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $6,475 and $$16,185, for the General Partner for the years ended December 31, 2011, 2010 and 2009, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31 2012, 2011 and 2010. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31 2012, 2011 and 2010.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011

Audit Fees	$25,100	$82,514
Audit-related Fees	-	-
Tax Fees	3,035	3,035
All Other Fees	-	-
TOTAL	$28,135	$85,549

The Partnership has no audit committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Balance Sheets, March 31, 2012 and 2011
Statements of Operations for the years ended March 31, 2012, 2011 and 2010
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010
Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Agreement of Limited Partnership dated as of March 3, 1997 included as Exhibit 3.1 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated herein as Exhibit 3.1.

3.2	First Amendment to Agreement of Limited Partnership dated August 29, 1997 included as Exhibit 3.2 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated as Exhibit 3.2.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

99.17	Financial Statements of Mansur Wood, as of and for the year ended December 31, 2009 together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith).

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012 and 2011, (ii) the Statements of Operations for the years ended March 31, 2012, 2011 and 2010, (iii) the Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010 and (iv) the Notes to Financial Statements

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$1,187,000	$1,187,000	$1,022,000	$63,000	$2,284,000	$919,000	$1,428,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	345,000	12,000	634,000	247,000	399,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	515,000	30,000	970,000	390,000	610,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	3,306,000	75,000	5,909,000	2,911,000	3,073,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	425,000	30,000	1,193,000	451,000	772,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	719,000	12,000	975,000	412,000	575,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,094,000	52,000	11,039,000	4,766,000	6,325,000

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,220,000	130,000	2,862,000	1,790,000	1,202,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	698,000	39,000	1,410,000	491,000	958,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	797,000	100,000	3,000,000	1,393,000	1,707,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	328,000	65,000	962,000	486,000	541,000

		$16,225,000	$16,225,000	$12,469,000	$608,000	$31,238,000	$14,256,000	$17,590,000

WNC Housing Tax Credit Fund VI, LP, Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$171,000	$(57,000)	1998	40.0

Austin Gateway, Ltd.	81,000	(8,000)	2000	40.0

Bradley Villas Limited Partnership	51,000	(37,000)	1998	40.0

El Reno Housing Associates Limited Partnership	521,000	(166,000)	1998	40.0

Hillcrest Heights, L.P.	198,000	(1,000)	1998	27.0

Hughes Villas Limited Partnership	112,000	(18,000)	1998	40.0

Mansur Wood Living Center, L.P.	702,000	(404,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	634,000	(80,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	56,000	(42,000)	1997	40.0

United Development Co., L.P. - 97.1	296,000	(93,000)	1998	27.5

United Development Co., L.P. - 97.2	114,000	(31,000)	1998	27.5

	$2,936,000	$(937,000)

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$1,187,000	$1,187,000	$1,022,000	$63,000	$2,284,000	$855,000	$1,492,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	345,000	13,000	634,000	224,000	423,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	517,000	30,000	970,000	365,000	635,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	3,881,000	75,000	5,909,000	2,714,000	3,270,000

Enhance, L.P.	Baton Rouge, Louisiana	*	*	564,000	48,000	1,368,000	666,000	750,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	442,000	30,000	1,193,000	422,000	801,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	724,000	12,000	975,000	388,000	599,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,161,000	51,000	11,039,000	4,365,000	6,725,000

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,247,000	130,000	2,862,000	1,685,000	1,307,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	701,000	39,000	1,410,000	456,000	993,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	814,000	100,000	3,000,000	1,283,000	1,817,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	390,000	65,000	1,039,000	526,000	578,000

		$16,225,000	$16,225,000	$13,808,000	$656,000	$32,683,000	$13,949,000	$19,390,000

*	The Local Limited Partnership Interest was sold subsequent to December 31, 2010 but prior to March 31, 2011

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

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$1,187,000	$1,187,000	$1,056,000	$63,000	$2,284,000	$792,000	$1,555,000

Austin Gateway, Ltd.	Austin, Texas	131,000	131,000	259,000	13,000	634,000	201,000	446,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	519,000	30,000	970,000	339,000	661,000

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	972,000	972,000	569,000	56,000	1,878,000	539,000	1,395,000

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	3,040,000	3,040,000	2,380,000	75,000	5,909,000	2,484,000	3,500,000

Enhance, L.P.	Baton Rouge, Louisiana	620,000	620,000	572,000	48,000	1,368,000	618,000	798,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	459,000	30,000	1,193,000	394,000	829,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	729,000	12,000	975,000	365,000	622,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	3,266,000	51,000	11,039,000	3,954,000	7,136,000

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,271,000	130,000	2,935,000	1,649,000	1,416,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	704,000	39,000	1,410,000	422,000	1,027,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	815,000	100,000	2,999,000	1,173,000	1,926,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	341,000	65,000	1,022,000	475,000	612,000

		$17,817,000	$17,817,000	$12,940,000	$712,000	$34,616,000	$13,405,000	$21,923,000

WNC Housing Tax Credit Fund VI, L.P. Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$130,000	$(104,000)	1998	40.0

Austin Gateway, Ltd.	84,000	(8,000)	2000	40.0

Bradley Villas Limited Partnership	55,000	(37,000)	1998	40.0

Chillicothe Plaza Apts. L.P.	109,000	(53,000)	1997	50.0

El Reno Housing Associates Limited Partnership	518,000	(174,000)	1998	40.0

Enhance, L.P.	100,000	(47,000)	2000	27.5

Hillcrest Heights, L.P.	172,000	(37,000)	1998	27.0

Hughes Villas Limited Partnership	119,000	(28,000)	1998	40.0

Mansur Wood Living Center, L.P.	670,000	(281,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	627,000	(83,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	67,000	(71,000)	1997	40.0

United Development Co., L.P. - 97.1	290,000	(99,000)	1998	27.5

United Development Co., L.P. - 97.2	106,000	(57,000)	1998	27.5

	$3,047,000	$(1,079,000)

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

Date: June 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	June 22, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	June 22, 2012

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	June 22, 2012

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	June 22, 2012

