Form 10-Q
period 2012-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2012-08-07
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [X]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2012	March 31, 2012

ASSETS

Cash	$22,005	$22,005
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$22,005	$22,005

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,113,346	$1,059,790

Total Liabilities	1,113,346	1,059,790

Partners’ Equity (Deficit):
General Partner	4,101	4,637
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	(1,095,442)	(1,042,422)

Total Partners’ Equity (Deficit)	(1,091,341)	(1,037,785)

Total Liabilities and Partners’ Equity (Deficit)	$22,005	$22,005

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012 and 2011

(unaudited)

	2012	2011
	Three Months	Three Months

Operating expenses:
Asset management fees (Note 3)	$15,146	$15,146
Legal and accounting fees	33,970	9,712
Other	4,440	5,586

Total operating expenses	53,556	30,444

Loss from operations	(53,556)	(30,444)

Interest income	-	2

Net loss	$(53,556)	$(30,442)

Net loss allocated to:
General Partner	$(536)	$(304)

Limited Partners	$(53,020)	$(30,138)

Net loss per Partnership Unit	$(2)	$(1)

Outstanding weighted Partnership Units	25,000	25,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2012
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$4,637	$(1,042,422)	$(1,037,785)

Net loss	(536)	(53,020)	(53,556)

Partners’ equity (deficit) at June 30, 2012	$4,101	$(1,095,442)	$(1,091,341)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2012 and 2011

(unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(53,556)	$(30,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accrued expenses	-	(3,940)
Increase in accrued fees and expenses due to General Partner and affiliates	53,556	34,384

Net cash provided by operating activities:	-	2

Net increase in cash	-	2

Cash, beginning of period	22,005	29,800

Cash, end of period	$22,005	$29,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$1,339

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the “Partnership”), was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended June 30, 2012

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

All of the Low Income Housing Tax Credits anticipated to be realized from the Local Limited Partnerships have been realized. The Partnership does not anticipate being allocated any Low Income Housing Tax Credits from the Local Limited Partnerships in the future. Until all Local Limited Partnerships have completed the 15 year Low Income Housing Tax Credit Compliance Period, risks exists for potential recapture of prior Low Income Housing Tax Credits received.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

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

No trading market for the Partnership Units exists or is expected to develop. Limited Partners may be unable to sell their Partnerships Units except at a discount and should consider their Partnerships Units to be a long-term investment. Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associates was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Periods.

Upon the sale of a Local Limited Partnership interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Three of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2012.

As of March 31, 2012, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillico the Plaza Apartments, L.P., and Enhance, L. P. No additional Local Limited Partnerships were sold or identified for sale as of June 30, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and were being amortized over 30 years (see Note 2).

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

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

For the Quarterly Period Ended June 30, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership owns Local Limited Partnership interests in 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 523 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$746,000	$737,000

Expenses:
Interest expense	145,000	181,000
Depreciation and amortization	265,000	275,000
Operating expenses	571,000	528,000
Total expenses	981,000	984,000

Net loss	$(235,000)	$(247,000)
Net loss allocable to the Partnership	$(233,000)	$(245,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

Troubled Housing Complexes

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership. The General Partner or an affiliate thereof the Partnership has multiple transactions with this particular Local General Partner. Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership. A draft settlement structure was agreed to by all parties. Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement. The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011. At the meeting, a vote was taken to remove the Local General Partner. In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance. The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes. The Local General Partner has challenged such removal. Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner. While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken. The Partnership’s investment in this Local Limited Partnership was $0 at both June 30, 2012 and March 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both June 30, 2012 and March 31, 2012.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $15,146 were incurred during each of the three months ended June 30, 2012 and 2011, none of which was paid during the three months ended June 30, 2012 and 2011.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. No operating expense reimbursements were made during either of the three months ended June 30, 2012 or 2011.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the partnership agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2012

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2012	March 31, 2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$209,874	171,464
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	676,447	661,301

Total	$1,113,346	$1,059,790

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2012 and March 31, 2012, the Partnership in total had voluntarily advanced $874,416 to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the three months ended June 30, 2012. All advances were reserved for in full during the year they were advanced.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2012 consisted of $22,000 in cash. Liabilities at June 30, 2012 consisted of $1,113,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. The Partnership’s net loss for the three months ended June 30, 2012 was $(54,000), reflecting an increase of $(24,000) from the $(30,000) net loss experienced for the three months ended June 30, 2011. The increase was due to an increase of $24,000 in legal and accounting expenses for the three months ended June 30, 2012. Legal and accounting expenses increased due to the timing of the accounting work performed.

Liquidity and Capital Resources

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. There was no change in cash during the three months ended June 30, 2012 or 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended June 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by approximately $54,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2013.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership's condensed financial statements.

Other Matters

The Local General Partner of Austin Gateway, Ltd. (“Austin Gateway”) has been seriously delinquent in its reporting to the Partnership. The General Partner or an affiliate thereof the Partnership has multiple transactions with this particular Local General Partner. Due to the delinquent reporting and other issues with Local Limited Partnerships managed by this Local General Partner, there were multiple conversations between the Local General Partner and the Partnership. A draft settlement structure was agreed to by all parties. Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the agreement and accordingly, refused to sign the agreement. The limited partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011. At the meeting, a vote was taken to remove the Local General Partner. In accordance with the Local Limited Partnership Agreements, the limited partner has the right to remove the Local General Partner for nonperformance. The limited partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes. The Local General Partner has challenged such removal. Even though a majority was in favor of removal, since the Local General Partner is contesting the removal, he is still legally the Local General Partner. While the Local General Partner challenges this proposed removal, he remains the active Local General Partner and his management company continues to manage the Housing Complexes. Currently, the Partnership is consulting with legal counsel in regards to further actions that will be taken.  The Partnership’s investment in this Local Limited Partnership was $0 at both June 30, 2012 and March 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2011 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo.  The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both June 30, 2012 and March 31, 2012.

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

(b)          Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 4. Controls and Procedures (continued)

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2012 and June 30, 2011, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and (iv) the Notes to Condensed Financial Statements. (filed herewith)

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

Date: August 7, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 7, 2012

