Form 10-Q
period 2012-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2012-11-09
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2012	March 31, 2012

ASSETS

Cash	$27,006	$22,005
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$27,006	$22,005

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,120,712	$1,059,790

Total Liabilities	1,120,712	1,059,790

Partners’ Equity (Deficit):
General Partner	4,078	4,637
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	(1,097,784)	(1,042,422)

Total Partners’ Equity (Deficit)	(1,093,706)	(1,037,785)

Total Liabilities and Partners’ Equity (Deficit)	$27,006	$22,005

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2012 and 2011

(unaudited)

	2012		2011
	Three Months	Six Months	Three Months	Six Months

Operating expenses:
Asset management fees (Note 3)	$14,134	$29,280	$15,146	$30,292
Legal and accounting fees	5,285	39,255	19,885	29,597
Other	7,261	11,701	6,526	12,112

Total operating expenses	26,680	80,236	41,557	72,001

Loss from operations	(26,680)	(80,236)	(41,557)	(72,001)

Gain on sale of Local Limited Partnerships	24,314	24,314	-	-

Interest income	1	1	1	3

Net loss	$(2,365)	$(55,921)	$(41,556)	$(71,998)

Net loss allocated to:
General Partner	$(23)	$(559)	$(416)	$(720)

Limited Partners	$(2,342)	$(55,362)	$(41,140)	$(71,278)

Net loss per Partnership Unit	$-	$(2)	$(2)	$(3)

Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2012

(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$4,637	$(1,042,422)	$(1,037,785)

Net loss	(559)	(55,362)	(55,921)

Partners’ equity (deficit) at September 30, 2012	$4,078	$(1,097,784)	$(1,093,706)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2012 and 2011

(unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(55,921)	$(71,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(24,314)	-
Decrease in accrued expenses	-	(3,940)
Increase in accrued fees and expenses due to General Partner and affiliates	60,922	65,941

Net cash used in operating activities	(19,313)	(9,997)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	24,314	-

Net cash provided by investing activities:	24,314	-

Net increase (decrease) in cash	5,001	(9,997)

Cash, beginning of period	22,005	29,800

Cash, end of period	$27,006	$19,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2012.

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

For the Quarterly Period Ended September 30, 2012

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”),the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2012.

As of March 31, 2012,the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillico the Plaza Apartments, L.P. and Enhance, L.P.

During the six months ended September 30, 2012 the Local Limited Partnership Interest in El Reno Housing Associates L.P. “El Reno” was sold to an affiliate for $31,000. El Reno was appraised for $1,960,000 and had a mortgage note balance of $3,305,749 as of December 31, 2011. The Partnership incurred $3,500 in appraisal expenses and $1,991 of legal expenses which was netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $25,509 was recorded during the six months ended September 30, 2012. The $31,000 of cash proceeds were used as follows: $13,000 in accrued asset management fees were paid, $13,000 went towards unpaid operating expense and advances, and $5,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the six months ended September 30, 2012 the Local Limited Partnership Interest in Austin Gateway, Ltd. (Austin Gateway) was sold to an affiliate with no proceeds received from the sale. The Partnership incurred $1,195 of legal expenses which was netted against the proceeds from the sale in calculating the loss on the sale. The Partnership’s investment balance was zero at the time of sale, therefore a loss of $1,195 was recorded during the six months ended September 30, 2012. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years(see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2012 and March 31, 2012, the Partnership had no cash equivalents.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership owns limited partnership interests in 9 and 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 413 and 523 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$1,341,000	$1,475,000

Expenses:
Interest expense	284,000	362,000
Depreciation and amortization	474,000	550,000
Operating expenses	1,009,000	1,056,000
Total expenses	1,767,000	1,968,000

Net loss	$(426,000)	(493,000)
Net loss allocable to the Partnership	$(422,000)	$(490,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships.

TroubledHousing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co.,-97.1 (“UD 97.1”) and United Development Co.,-97.2 (“97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of  past due property taxes.  Wells Fargo Bank holds the mortgage notes on these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.

The Local General Partner hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution and the Partnership has engaged legal counsel from the Memphis area.  The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county to review a new payment plan on the past due taxes.  The Partnership has requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents.  According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the county calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney is hopeful that the County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal. A meeting was held by Associates July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 The General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both September 30, 2012 and March 31, 2012. As of the date of this report the General Partner has continued to comply with the agreements to pay the delinquent property taxes.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2012

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $29,280 and $30,292 were incurred during the six months ended September 30, 2012 and 2011, respectively, of which $13,000 and $10,000 was paid during the six months ended September 30, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $13,000 and $0, during the six months ended September 30, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2012	March 31, 2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$216,106	$171,464
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	677,581	661,301

Total	$1,120,712	$1,059,790

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2012 and March 31, 2012, the Partnership in total had voluntarily advanced $312,203 and $874,416, respectively, to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the six months ended September 30, 2012. All advances were reserved for in full during the year they were advanced. EI Reno Housing Associates, L.P. was sold during the six months ended September 30, 2012, therefore the advances and related reserves were written off.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2012 consisted of $27,000 in cash. Liabilities at September 30, 2012 consisted of $1,121, 000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011. The Partnership’s net loss for the three months ended September 30, 2012 was $(2,000), reflecting a decrease of approximately $40,000 from the $(42,000) net loss experienced for the three months ended September 30, 2011. There was a decrease of $(15,000) in legal and accounting fees for the three months ended September 30, 2012 due to the timing of the accounting work being performed. There was also an increase of $24,000 in gain on sale of a Local Limited Partnerships. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was a $1,000 decrease in asset management fees due to the fact two Local Limited Partnerships were disposed of during the three months ended September 30, 2012. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011. The Partnership’s net loss for the six months ended September 30, 2012 was $(56,000), reflecting a decrease of approximately $16,000 from the $(72,000) net loss experienced for the six months ended September 30, 2011. The decrease in net loss is largely due to the $24,000 increase in gain on sale of Local Limited Partnerships during the six months end September 30, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was a $1,000 decrease in asset management fees due to the fact two Local Limited Partnerships were disposed of during the six months ended September 30, 2012. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. Legal and accounting fees increased by $(10,000) for the six months ended September 30, 2012 due to the timing of the accounting work performed.

Liquidity and Capital Resources

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011. The net increase in cash during the six months ended September 30, 2012 was $5,000 compared to a net decrease in cash during the six months ended September 30, 2011 of $(10,000). The change was due to the fact that there was an increase of $24,000 in net proceeds from sale of Local Limited Partnerships. During the six months ended September 30, 2012, the Partnership sold two of the Local Limited Partnerships compared to none sold during the six months ended September 30, 2011. During the six months ended September 30, 2012, the Partnership paid$(26,000) to the General Partner or an affiliate for accrued asset management fees and the reimbursements of operating expenses which were paid on its behalf compared to($10,000) paid to the General Partner or an affiliate during the six months ended September 30, 2011.

During the six months ended September 30, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $61,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2013.

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co.,-97.1 (“UD 97.1”) and United Development Co.,-97.2 (“97.2”) that the Local General Partner is being sued by Wells Fargo Bank for being in default of  past due property taxes.  Wells Fargo Bank holds the mortgage notes on these Housing Complexes as well as additional properties managed by this Local General Partner.  Wells Fargo Bank has stated that all the loans are current in mortgage payments but due to the fact that property taxes are past due on all the properties, they are suing to call for all the notes to be paid in full immediately.

The Local General Partner hired a local legal counsel who is working with Wells Fargo’s legal counsel to reach a solution and the Partnership has engaged legal counsel from the Memphis area.  The management agent has hired a new accountant to implement a new accounting system to satisfy the Wells Fargo reporting requirements. A meeting was held on November 22, 2011 with the county to review a new payment plan on the past due taxes.  The Partnership has requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents.  According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the county calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney is hopeful that the County and Wells Fargo will cooperate on the tax delinquencies if the payments are made according to the submitted proposal. A meeting was held by Associates July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 The General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both September 30, 2012 and March 31, 2012. As of the date of this report the General Partner has continued to comply with the agreements to pay the delinquent property taxes.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2012 and September 30, 2011, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2012 and September 30, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: November 9, 2012

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 9, 2012

