Form 10-Q
period 2012-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2013-02-13
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2012

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	December 31, 2012	March 31, 2012

ASSETS

Cash	$27,007	$22,005
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-

Total Assets	$27,007	$22,005

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,138,954	$1,059,790

Total Liabilities	1,138,954	1,059,790

Partners’ Equity (Deficit):
General Partner	3,895	4,637
Limited Partners (25,000 Partnership Units authorized; 25,000 Partnership Units issued and outstanding)	(1,115,842)	(1,042,422)

Total Partners’ Equity (Deficit)	(1,111,947)	(1,037,785)

Total Liabilities and Partners’ Equity (Deficit)	$27,007	$22,005

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 and 2011

(unaudited)

	2012		2011
	Three Months	Nine Months	Three Months	Nine Months

Reporting fees	$-	$-	$2,200	$2,200

Total operating income	-	-	2,200	2,200

Operating expenses:
Asset management fees (Note 3)	12,110	41,390	15,146	45,438
Legal and accounting fees	4,479	43,734	13,117	42,714
Other	1,653	13,354	8,825	20,937

Total operating expenses	18,242	98,478	37,088	109,089

Loss from operations	(18,242)	(98,478)	(34,888)	(106,889)

Gain on sale of Local Limited Partnerships	-	24,314	-	-

Interest income	1	2	1	4

Net loss	$(18,241)	$(74,162)	$(34,887)	$(106,885)

Net loss allocated to:
General Partner	$(182)	$(742)	$(348)	$(1,069)

Limited Partners	$(18,059)	$(73,420)	$(34,539)	$(105,816)

Net loss per Partnership Unit	$(1)	$(3)	$(1)	$(4)

Outstanding weighted Partnership Units	25,000	25,000	25,000	25,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2012

(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2012	$4,637	$(1,042,422)	$(1,037,785)

Net loss	(742)	(73,420)	(74,162)

Partners’ equity (deficit) at December 31, 2012	$3,895	$(1,115,842)	$(1,111,947)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2012 and 2011

(unaudited)

	2012	2011

Cash flows from operating activities:
Net loss	$(74,162)	$(106,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(24,314)	-
Decrease in accrued expenses	-	(3,940)
Increase in accrued fees and expenses due to General Partner and affiliates	79,164	103,029

Net cash used in operating activities	(19,312)	(7,796)

Cash flows from investing activities:
Proceeds from sale of investments in Local Limited Partnerships	24,314	-

Net cash provided by investing activities	24,314	-

Net increase (decrease) in cash	5,002	(7,796)

Cash, beginning of period	22,005	29,800

Cash, end of period	$27,007	$22,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$-	$80,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2012.

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5 a California Limited Partnership (the “Partnership”), was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership (the “Local Limited Partnership Agreement”).

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

For the Quarterly Period Ended December 31, 2012

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

For the Quarterly Period Ended December 31, 2012

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. As of December 31, 2012, three of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2012, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P. and Enhance, L.P.

During the nine months ended December 31, 2012 the Local Limited Partnership Interest in El Reno Housing Associates L.P. “El Reno” was sold to an affiliate for $31,000. El Reno was appraised for $1,960,000 and had a mortgage note balance of $3,305,749 as of December 31, 2011. The Partnership incurred $3,500 in appraisal expenses and $1,991 of legal expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $25,509 was recorded during the six months ended September 30, 2012. The $31,000 of cash proceeds were used as follows: $13,000 in accrued asset management fees were paid, $13,000 went towards unpaid operating expense and advances, and $5,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

During the nine months ended December 31, 2012 the Local Limited Partnership Interest in Austin Gateway, Ltd. (Austin Gateway) was sold to an affiliate with no proceeds received from the sale. The Partnership incurred $1,195 of legal expenses which was netted against the proceeds from the sale in calculating the loss on the sale. The Partnership’s investment balance was zero at the time of sale, therefore a loss of $1,195 was recorded during the nine months ended December 31, 2012. The Compliance Period has been completed therefore there is no risk of recapture and investor approval is not required.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2012 and 2011 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2012, all of the investment balances had reached zero.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2012 and March 31, 2012, the Partnership had no cash equivalents.

Reporting Comprehensive Income

The Partnership had no items of other comprehensive income for all periods presented.

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership owns limited partnership interests in 9 and 11 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 413 and 523 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2012 and 2011 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Revenues	$1,936,000	$2,212,000

Expenses:
Interest expense	423,000	543,000
Depreciation and amortization	683,000	825,000
Operating expenses	1,447,000	1,583,000
Total expenses	2,553,000	2,951,000

Net loss	(617,000)	(739,000)
Net loss allocable to the Partnership	$(611,000)	$(736,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

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

The Local General Partner hired local legal counsel who was working with Wells Fargo’s legal counsel to reach a solution. The Partnership also engaged legal counsel from the Memphis area. A meeting was held on November 22, 2011 with the City and the County to review a new payment plan for the past due taxes. The Partnership requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the County and City calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney was hopeful that the County, City and Wells Fargo would cooperate on the tax delinquencies if the payments were made according to the submitted proposal. A meeting was held by Associates on July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 the General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both December 31, 2012 and March 31, 2012.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred on Tuesday, January 22, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2012

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively.”Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,390 and $45,438 were incurred during the nine months ended December 31, 2012 and 2011, respectively, of which $13,000 and $10,000 was paid during the nine months ended December 31, 2012 and 2011, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $13,000 and$0 during the nine months ended December 31, 2012 and 2011, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2012	March 31, 2012

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$222,238	$171,464
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	689,691	661,301

Total	$1,138,954	$1,059,790

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and March 31, 2012, the Partnership in total had voluntarily advanced $312,203 and $874,416, respectively, to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the nine months ended December 31, 2012. All advances were reserved for in full during the year they were advanced. EI Reno Housing Associates, L.P. was sold during the nine months ended December 31, 2012, therefore the advances and related reserves were written off.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2012 and 2011, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2012 consisted of $27,000 in cash. Liabilities at December 31, 2012 consisted of $1,139,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011. The Partnership’s net loss for the three months ended December 31, 2012 was $(18,000), reflecting a decrease of approximately $17,000 from the $(35,000) net loss experienced for the three months ended December 31, 2011. There was a decrease of $(9,000) in legal and accounting fees for the three months ended December 31, 2012 due to the timing of the accounting work being performed. There was a $3,000 decrease in asset management fees due to the fact two Local Limited Partnerships were disposed of since December 31, 2011. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. Reporting fees decreased by $(2,000) for the three months ended December 31, 2012. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011. The Partnership’s net loss for the nine months ended December 31, 2012 was $(74,000), reflecting a decrease of approximately $33,000 from the $(107,000) net loss experienced for the nine months ended December 31, 2011. The decrease in net loss is largely due to the $24,000 increase in gain on sale of Local Limited Partnerships during the nine months end December 31, 2012. The Partnership is in the disposition phase but the number of dispositions and gains recorded will vary from period to period depending on the economic conditions and the market for the properties in the specific locations. There was a $4,000 decrease in asset management fees due to the fact that two Local Limited Partnerships were disposed of during the nine months ended December 31, 2012. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. Legal and accounting fees increased by $(1,000) for the nine months ended December 31, 2012 due to the timing of the accounting work performed. Reporting fees decreased by $(2,000) for the nine months ended December 31, 2012. Reporting fees can fluctuate from year to year due to the fact that Local Limited Partnerships pay those fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011. The net increase in cash during the nine months ended December 31, 2012 was $5,000 compared to a net decrease in cash during the nine months ended December 31, 2011 of $(8,000). The change was due to the fact that there was an increase of $24,000 in net proceeds from sale of Local Limited Partnerships. During the nine months ended December 31, 2012, the Partnership sold two of the Local Limited Partnerships compared to none sold during the nine months ended December 31, 2011. During the nine months ended December 31, 2012, the Partnership paid $(26,000) to the General Partner or an affiliate for accrued asset management fees and the reimbursements of operating expenses which were paid on its behalf compared to ($10,000) paid to the General Partner or an affiliate during the nine months ended December 31, 2011. Reporting fees decreased by $(2,000) for the nine months ended December 31, 2012 as discussed above.

During the nine months ended December 31, 2012, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $79,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2012, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2014.

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s condensed financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The Local General Partner hired local legal counsel who was working with Wells Fargo’s legal counsel to reach a solution. The Partnership also engaged legal counsel from the Memphis area. A meeting was held on November 22, 2011 with the City and the County to review a new payment plan for the past due taxes. The Partnership requested an accurate report reflecting the current status of the delinquent taxes of the Housing Complexes with detail on the status and process along with the supporting documents. According to the Partnership’s attorney, a plan was submitted by the General Partner to Wells Fargo and the County and City calling for a stay of proceedings by Wells Fargo pending 1) a sale of certain properties, 2) the payment of some of the tax delinquencies over time and, 3) the refinancing of properties with the intention of removing Wells Fargo by 2015. The Partnership’s attorney was hopeful that the County, City and Wells Fargo would cooperate on the tax delinquencies if the payments were made according to the submitted proposal. A meeting was held by Associates on July 25, 2012 to address the missing tax returns, audits, and ineffectiveness of the management company. On August 8, 2012 the General Partner provided the necessary information to the CPA in order to complete the tax returns. The Partnership’s investment balance was $0 as of both December 31, 2012 and March 31, 2012.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred on Tuesday, January 22, 2013.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2012 and March 31, 2012, (ii) the Condensed Statements of Operations for the three-month and nine-month periods ended December 31, 2012 and December 31, 2011, (iii) the Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and December 31, 2011 and (iv) the Notes to Condensed Financial Statements.

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

Date: February 13, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 13, 2013

