Form 10-K
period 2013-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2013-06-18
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5 (the “Partnership”) is a California Limited Partnership formed under the laws of the State of California on March 3, 1997. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies (“Local Limited Partnerships”) which own multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability company operating agreement (the “Local Limited Partnership Agreement”).

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and president of Associates owns all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission (the “SEC”), on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of March 31, 2013, a total of 24,903 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

The Partnership originally invested in fifteen Local Limited Partnerships, six of which have been sold or otherwise disposed of as of March 31, 2013. Each of these Local Limited Partnerships owns or owned one Housing Complex that was eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the nine Housing Complexes:

Expiration Date for 15-year Compliance Period

Local Limited Partnership Name	Compliance Period Expiration Date

Apartment Housing of Theodore, Ltd.	2013
Bradley Villas, L.P.	2012
Hughes Villas, L.P.	2010
Spring Valley Terrace Apts., LLC	2012
Mark Twain Senior Community L.P.	2012
Hillcrest Heights, L.P.	2011
United Development Co., L.P. – 97.2	2012
United Development Co., L.P. – 97.1	2013
Mansur Wood Living Center, L.P.	2015

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013. As of March 31, 2013, six of the Housing Complexes had completed their 15 year Compliance Period.

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

During the year ended March 31, 2013, the Local Limited Partnership interest in El Reno Housing Associates L.P. (El Reno) was sold to an affiliate for $31,000. El Reno was appraised for $1,960,000 and had a mortgage note balance of $3,305,749 as of December 31, 2011. The Partnership incurred $3,500 in appraisal expenses and $1,991 of legal expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $25,509 was recorded during the year ended March 31, 2013. The $31,000 of cash proceeds were used as follows: $13,000 in accrued asset management fees were paid, $13,000 went towards unpaid operating expense and advances, and $5,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period for El Reno expires in 2014. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture.

During the year ended March 31, 2013, the Local Limited Partnership interest in Austin Gateway, Ltd. (Austin Gateway) was sold to an affiliate with no proceeds received from the sale. The Partnership incurred $1,195 of legal expenses which was netted against the proceeds from the sale in calculating the loss on the sale. The Partnership’s investment balance was zero at the time of sale, therefore a loss of $1,195 was recorded during the year ended March 31, 2013. The Compliance Period has been completed, and therefore, there is no risk of recapture and investor approval was not required.

As of March 31, 2013, Bradley Villas, L.P., Hillcrest Heights, L.P., Hughes Villas, L.P., Mark Twain Senior Community, L.P., Spring Valley Terrace Apartments, LLC, United Development Co., L.P. – 97.1, and United Development Co., L.P. – 97.2 were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown for all seven properties.

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

Low Income Housing Tax Credits might be less than anticipated. The Local General Partners calculate the amount of the Low Income Housing Tax Credits. No opinion of counsel will cover the calculation of the amount of Low Income Housing Tax Credits. The IRS could challenge the amount of the Low Income Housing Tax Credits claimed for any Housing Complex under any of a number of provisions set forth in Internal Revenue Code Section 42. A successful challenge by the IRS would decrease the amount of the Low Income Housing Tax Credits from the amount paid for by the Partnership. Although each Housing Complex has completed its Compliance Period, the IRS generally can audit an information income tax return for a period of three years following the filing date of the return. A determination by the IRS that the amount of Low Income Housing Tax Credits taken for an open year could result in a recapture of credits with interest. If it does, recapture will be a portion of all Low Income Housing Tax Credits taken in prior years for that Housing Complex, plus interest. During the first 11 years of the Compliance Period, non-compliance results in one-third of the Low Income Housing Tax Credits up to that point for the particular Housing Complex being recaptured, plus interest. Between years 12 and 15, the recapture is phased out ratably.

Unless a bond is posted or a Treasury Direct Account is established, Low Income Housing Tax Credits may be recaptured if Housing Complexes are not owned and operated for 15 years. Housing Complexes must comply with Internal Revenue Code Section 42 for the 15-year Compliance Period. Low Income Housing Tax Credits will be recaptured with interest to the extent that a Housing Complex is not rented as low income housing or in some other way does not satisfy the requirements of Internal Revenue Code Section 42 during the Compliance Period. For example, unless a bond is posted or a Treasury Direct Account is established, recapture with interest would occur if:

●	a Local Limited Partnership disposed of its interest in a Housing Complex during the Compliance Period, or
●	the Partnership disposed of its interest in a Local Limited Partnership during the Compliance Period.

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

Limited Partners can only use Low Income Housing Tax Credits in limited amounts. The ability of an individual or other non-corporate Limited Partner to claim Low Income Housing Tax Credits on his individual tax return is limited. For example, an individual Limited Partner can use Low Income Housing Tax Credits to reduce his tax liability on:

●	an unlimited amount of passive income, which is income from entities such as the Partnership, and
●	$25,000 in income from other sources.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.
●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.
●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.
●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.
●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender. The lender may withhold such approval in the discretion of the lender. Approval may be subject to conditions.
●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.
●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.
●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.
●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and partnership levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses.

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

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2013, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

Any investment in real estate is subject to risks from fluctuating economic conditions. These conditions can adversely affect the ability to realize a profit or even to recover invested capital. Among these conditions are:

●	the general and local job market,
●	the availability and cost of mortgage financing,
●	monetary inflation,
●	tax, environmental, land use and zoning policies,
●	the supply of and demand for similar properties,
●	neighborhood conditions,
●	the availability and cost of utilities and water.

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. For the years ended March 31, 2013, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $0, $0 and $195,226, respectively.

(c)	Tax risks other than those relating to tax credits

In addition to the risks pertaining specifically to Low Income Housing Tax Credits, there are other Federal income tax risks. Additional Federal income tax risks associated with the ownership of Partnership Units and the operations of the Partnership and the Local Limited Partnerships include, but are not limited to, the following:

No opinion of counsel as to certain matters. No legal opinion is obtained regarding matters:

●	the determination of which depends on future factual circumstances,
●	which are peculiar to individual Limited Partners, or
●	which are not customarily the subject of an opinion.

The more significant of these matters include:

●	allocating purchase price among components of a property, particularly as between buildings and fixtures, the cost of which is depreciable, and the underlying land, the cost of which is not depreciable,
●	characterizing expenses and payments made to or by the Partnership or a Local Limited Partnership,
●	identifying the portion of the costs of any Housing Complex which qualify for historic and other tax credits,
●	applying to any specific Limited Partner the limitation on the use of tax credits and tax losses. Limited Partners must determine for themselves the extent to which they can use tax credits and tax losses, and
●	the application of the alternative minimum tax to any specific Limited Partner, or the calculation of the alternative minimum tax by any Limited Partner. The alternative minimum tax could reduce the tax benefits from an investment in the Partnership.

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

At risk rules might limit deduction of the Partnership’s losses. If a significant portion of the financing used to purchase Housing Complexes does not consist of qualified nonrecourse financing, the “at risk” rules will limit a Limited Partner’s ability to claim Partnership losses to the amount the Limited Partner invests in the Partnership. The “at risk” rules of the Internal Revenue Code generally limit a Limited Partner’s ability to deduct Partnership losses to the sum of:

●	the amount of cash the Limited Partner invests in the Partnership, and
●	the Limited Partner’s share of Partnership qualified nonrecourse financing.

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

Tax liability on sale of a Housing Complex or Local Limited Partnership Interest may exceed the cash available from the sale. When a Local Limited Partnership sells a Housing Complex it may recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the Housing Complex. The adjusted basis for a Housing Complex is its original cost, plus capital expenditures, minus depreciation.

Similarly, when the Partnership sells an interest in a Local Limited Partnership the Partnership may recognize gain. Such gain is equal to the difference between:

●	the sales proceeds plus the Partnership’s share of the amount of indebtedness secured by the Housing Complex, and
●	the adjusted basis for the interest. The adjusted basis for an interest in a Local Limited Partnership is the amount paid for the interest, plus income allocations and cash distributions, less loss allocations.

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

A successful IRS challenge to tax allocations of the Partnership or a Local Limited Partnership would reduce the tax benefits of an investment in the Partnership. Under the Internal Revenue Code, a partnership’s allocation of income, gains, deductions, losses and tax credits must have substantial economic effect. Substantial economic effect is a highly-technical concept. The fundamental principle is two-fold. If a partner will benefit economically from an item of partnership income or gain, that item must be allocated to him so that he bears the correlative tax burden. Conversely, if a partner will suffer economically from an item of partnership deduction or loss, that item must be allocated to him so that he bears the correlative tax benefit. If a partnership’s allocations do not have substantial economic effect, then the partnership’s tax items are allocated in accordance with each partner’s interest in the partnership. The IRS might challenge the allocations made by the Partnership:

●	between the Limited Partners and the General Partner,
●	among the Limited Partners, or
●	between the Partnership and a Local General Partner.

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

Tax liabilities could arise in later years of the Partnership. After a period of years following commencement of operations by a Local Limited Partnership, the Local Limited Partnership may generate profits rather than losses. A Limited Partner would have tax liability on his share of such profits unless he could offset the income with:

●	unused passive losses from the Partnership or other investments, or
●	current passive losses from other investments.

In such circumstances, the Limited Partner would not receive a cash distribution from the Partnership with which to pay any tax liability.

IRS challenge to tax treatment of expenditures could reduce losses. The IRS may contend that fees and payments of the Partnership or a Local Limited Partnership:

●	should be deductible over a longer period of time or in a later year,
●	are excessive and may not be capitalized or deducted in full,
●	should be capitalized and not deducted, or
●	may not be included as part of the basis for computing tax credits.

Any such contention by the IRS could adversely impact, among other things:

●	the eligible basis of a Housing Complex used to compute Low Income Housing Tax Credits,
●	the adjusted basis of a Housing Complex used to compute depreciation,
●	the correct deduction of fees,
●	the amortization of organization and offering expenses and start-up expenditures.

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

Lack of liquidity of investment. There is no public market for the purchase and sale of Partnership Units, and it is unlikely that one will develop. Accordingly, Limited Partners may not be able to sell their Partnership Units promptly or at a reasonable price. Partnership Units should be considered as a long-term investment because the Partnership is unlikely to sell any Local Limited Partnership Interests for at least 15 years. Partnership Units cannot be transferred to tax-exempt or foreign entities, or through a secondary market. The General Partner can deny effectiveness of a transfer if necessary to avoid adverse tax consequences from the transfer. The General Partner does not anticipate that any Partnership Units will be redeemed by the Partnership.

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

Individual Limited Partners will have no recourse if they disagree with actions authorized by a vote of the majority. The Partnership Agreement grants to Limited Partners owning more than 50% of the Partnership Units the right to:

●	remove the General Partner and elect a replacement general partner,
●	amend the Partnership Agreement,
●	terminate the Partnership.

Accordingly, a majority-in-interest of the Limited Partners could cause any such events to occur, even if Limited Partners owning 49% of the Partnership Units opposed such action.

Limitations on liability of the General Partner to the Partnership. The ability of Limited Partners to sue the General Partner and its affiliates is subject to limitations. The Partnership Agreement limits the liability of the General Partner and its affiliates to the Limited Partners. The General Partner and its affiliates will not be liable to the Limited Partners for acts and omissions: performed or omitted in good faith, and performed or omitted in a manner which the General Partner reasonably believed to be within the scope of its authority and in the best interest of the Limited Partners, provided such conduct did not constitute negligence or misconduct.

Therefore, Limited Partners may be less able to sue the General Partner and its affiliates than would be the case if such provisions were not included in the Partnership Agreement.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $41,000, $51,000 and $49,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $48,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

The Partnership current has insufficient working capital to fund its operations. Associates agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the nine Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	$1,187,000	$1,187,000	40	$1,855,000	$1,006,000

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	501,000	501,000	20	806,000	513,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	609,000	609,000	32	997,000	385,000

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	182,000	182,000	20	334,000	724,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	6,531,000	6,531,000	115	8,953,000	2,945,000

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	740,000	740,000	106	1,132,000	1,207,000

			As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	716,000	716,000	20	1,102,000	691,000

United Development Co., L.P. – 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	1,845,000	1,845,000	40	2,693,000	814,000

United Development Co., L.P. – 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	743,000	743,000	20	1,061,000	328,000

			$13,054,000	$13,054,000	413	$18,933,000	$8,613,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Limited Partners.

	For the year ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Apartment Housing of Theodore	$177,000	$(70,000)	98.99%

Bradley Villas Limited Partnership	40,000	(53,000)	99.00%

Hillcrest Heights, L.P.	201,000	26,000	99.99%

Hughes Villas Limited Partnership	124,000	(29,000)	99.00%

Mansur Wood Living Center, L.P.	738,000	(390,000)	98.99%

Mark Twain Senior Community Limited Partnership	648,000	(19,000)	98.99%

Spring Valley Terrace Apartments, LLC	68,000	(42,000)	99.98%

United Development Co., L.P. – 97.1	252,000	(116,000)	99.98%

United Development Co., L.P. – 97.2	114,000	(30,000)	99.98%

	$2,362,000	$(723,000)

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	85%	100%	85%	75%	80%

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	N/A	**	**	92%	92%

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	55%	45%	65%	60%	95%

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	N/A	N/A	N/A	79%	96%

Concord Apartment Partners, L.P.	Orlando, Florida	New Communities, LLC, a Colorado limited liability Company N/A	N/A	N/A	N/A	N/A	58%

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	N/A	90%	93%	94%	89%

Enhanced, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	N/A	N/A	43%	65%	57%

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	97%	91%	100%	97%	94%

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	90%	70%	95%	90%	100%

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	100%	100%	100%	100%	100%

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	94%	89%	95%	99%	98%

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2012	2011	2010	2009	2008

Murfreesboro Villas Limited Partnership	Murfreesboro, Arkansas	Murfreesboro Industrial Development Corporation	N/A	N/A	N/A	N/A	67%

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	85%	75%	70%	75%	90%

United Development Co., L.P. – 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	**	93%	98%	98%	98%

United Development Co., L.P. – 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	**	95%	90%	90%	95%

			92%	90%	91%	91%	87%

N/A – The Local Limited Partnership was sold as of the respective year end.

** The Partnership was unable to obtain the occupancy rate as of the respective year end. See Note 2 for more information.

Item 3.	Legal Proceedings

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2013, there were 1,415 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2013, 2012 and 2011, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2013.

Item 5b.	Use of Proceeds

NOT APPLICABLE

Item 5c.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6.	Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2013	2012	2011	2010	2009

ASSETS
Cash	$27,618	$22,005	$29,800	$38,295	$22,245
Investments in Local Limited Partnerships, net	-	-	-	281,192	1,766,047
Other Assets	16,350	-	-	-	-

Total Assets	$43,968	$22,005	$29,800	$319,487	$1,788,292

LIABILITIES
Accrued expenses	$-	$-	$3,940	$-	$-
Accounts payable	10,609	-	-	-	-
Accrued fees and expenses due to General Partner and affiliates	1,170,183	1,059,790	1,005,138	885,799	808,669

Total Liabilities	1,180,792	1,059,790	1,009,078	885,799	808,669

PARTNERS’ EQUITY (DEFICIT)	(1,136,824)	(1,037,785)	(979,278)	(566,312)	979,623

Total Liabilities and Partners’ Equity (Deficit)	$43,968	$22,005	$29,800	$319,487	$1,788,292

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2013	2012	2011	2010	2009
Loss from operations (Note 1)	$(123,357)	$(138,511)	$(370,566)	$(1,019,493)	$(3,371,428)
Equity in losses of Local Limited Partnerships	-	-	(85,966)	(527,603)	(736,747)
Gain on sale of Local Limited Partnerships	24,314	-	43,560	1,124	-
Interest income	4	4	6	37	36
Net loss	$(99,039)	$(138,507)	$(412,966)	$(1,545,935)	$(4,108,139)

Net loss allocated to:
General Partner	$(990)	$(1,385)	$(4,130)	$(15,459)	$(41,081)
Limited Partners	$(98,049)	$(137,122)	$(408,836)	$(1,530,476)	$(4,067,058)
Net loss per Partnership Unit	$(3.94)	$(5.48)	$(16.35)	$(61.22)	$(162.68)
Outstanding weighted Partnership Units	24,903	25,000	25,000	25,000	25,000

Note 1 - Loss from operations for the years ended March 31, 2013, 2012, 2011, 2010 and 2009 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $195,226, $955,137 and $3,162,730, respectively.

	For the Years Ended March 31,
	2013	2012	2011	2010	2009

Net cash provided by (used in):
Operating activities	$(18,701)	$(7,795)	$(52,055)	$16,050	$(103,681)
Investing activities	24,314	-	43,560	-	-

Net change in cash	5,613	(7,795)	(8,495)	16,050	(103,681)

Cash, beginning of period	22,005	29,800	38,295	22,245	125,926

Cash, end of period	$27,618	$22,005	$29,800	$38,295	$22,245

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2012	2011	2010	2009	2008

Federal	$-	$-	$26	$65	$86

State	-	-	-	-	-

Total	$-	$-	$26	$65	$86

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impact of Recent Accounting Pronouncements

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

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

Financial Condition

The Partnership’s assets at March 31, 2013 consisted of $28,000 in cash and $16,000 in other assets. Liabilities at March 31, 2013 consisted of $1,170,000 of accrued fees and expenses due to the General Partner and affiliates (see “Future Contractual Cash Obligations” below) and $11,000 in accounts payable.

Results of Operations

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The Partnership’s net loss for the year ended March 31, 2013 was $(99,000), reflecting a decrease of $40,000 from the net loss experienced for the year ended March 31, 2012 of $(139,000). The decrease in net loss is due in part to the $24,000 increase in gain on sale of Local Limited Partnerships during the year ended March 31, 2013. Two Local Limited Partnerships were sold during the year ended March 31, 2013 compared to no sales during the year ended March 31, 2012. Legal and accounting expenses decreased by $2,000 for the year ended March 31, 2013 due to the timing of the accounting work performed. Asset management fees decreased by $7,000 for the year ended March 31, 2013 due to the fact that the fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. There was a $(9,000) decrease in other expenses for the year ended March 31, 2013 due to asset management inspection fees related to troubled properties in the prior year that were not incurred during the current year. Reporting fees decreased by $(2,000) for the year ended March 31, 2013. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment.

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

Liquidity and Capital Resources

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $6,000 compared to the net decrease in cash for the year ended March 31, 2012 of $(8,000). The Partnership reimbursed the General Partner or an affiliate $(23,000) for expenses paid on its behalf during the year ended March 31, 2013 compared to no reimbursements made during the year ended March 31, 2012. The Partnership paid accrued asset management fees of $(13,000) during the year ended March 31, 2013 compared to $(10,000) paid during the year ended March 31, 2012. Additionally, the Partnership received no proceeds from the sale of Local Limited Partnerships for the year ended March 31, 2012 compared to the $24,000 received from the sales of two Local Limited Partnerships during the year ended March 31, 2013. Reporting fees decreased by $(2,000) for the year ended March 31, 2013 as discussed above.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash for both the years ended March 31, 2012 was $(8,000). The Partnership reimbursed the General Partner or an affiliate $(43,000) for expenses paid on its behalf during the year ended March 31, 2011 compared to no reimbursements made during the year ended March 31, 2012. The Partnership paid accrued asset management fees of $(10,000) during the year ended March 31, 2012 compared to $(18,000) paid during the year ended March 31, 2011. Additionally, the Partnership received $44,000 from the sale of investments in Local Limited Partnerships for the year ended March 31, 2011 compared to no sales proceeds received during the year ended March 31, 2012. The Partnerships paid $(4,000) of accrued expenses during the year ended March 31, 2012 compared to no such payments during the year ended March 31, 2011. Reporting fees decreased by $(2,000) for the year ended March 31, 2012 as discussed above.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $110,000, $55,000, and $119,000 for the years ended March 31, 2013, 2012 and 2011, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2012 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both March 31, 2013 and 2012.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred on January 22, 2013.

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total

Asset management fees (1)	$1,218,623	$48,440	$48,440	$48,440	$48,440	$1,646,960	$3,059,343
Total contractual cash obligations	$1,218,623	$48,440	$48,440	$48,440	$48,440	$1,646,960	$3,059,343

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until 2052. Amounts due to the General Partner as of March 31, 2013 have been included in the 2014 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Report of Independent Registered Public Accounting Firm

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 5

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the Partnership) as of March 31, 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 as of March 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the year ended March 31, 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 18, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 5

We have audited the accompanying balance sheet of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the Partnership) as of March 31, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships which investments represent $0 of the total Partnership assets as of March 31, 2012 and $0 and $(69,454) of the total Partnership loss for the years ended March 31, 2012 and 2011, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those local limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund, VI, L.P,, Series 5 as of March 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 22, 2012

www.reznickgroup.com

INDEPENDENT AUDITOR’S REPORT

To the Partners

MANSUR WOOD LIVING CENTER, L.P.

Bettendorf, Iowa

We have audited the accompanying balance sheets of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2010 and 2009 and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANSUR WOOD LIVING CENTER, L.P. as of December 31, 2010 and 2009 and the results of its operations, changes in partners’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PAILET, MEUNIER and LeBLANC, L.L.P.
Metairie, Louisiana
April 27, 2011

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2013	2012

ASSETS

Cash	$27,618	$22,005
Other assets	16,350	-

Total Assets	$43,968	$22,005

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable	$10,609	$-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,170,183	1,059,790

Total Liabilities	1,180,792	1,059,790

Partners’ Equity (Deficit):
General Partner	3,647	4,637
Limited Partners (25,000 Partnership Units authorized; 24,903 and 25,000 Partnership Units issued and outstanding, respectively)	(1,140,471)	(1,042,422)

Total Partners’ Equity (Deficit)	(1,136,824)	(1,037,785)

Total Liabilities and Partners’ Equity (Deficit)	$43,968	$22,005

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2013	2012	2011
Operating income:
Reporting fees	$-	$2,200	$4,000

Total operating income	-	2,200	4,000

Operating expenses and loss:
Impairment loss (Note 2)	-	-	195,226
Asset management fees (Note 3)	53,500	60,583	66,048
Legal and accounting	51,740	53,307	104,802
Other	18,117	26,821	8,490

Total operating expenses and loss	123,357	140,711	374,566

Loss from operations	(123,357)	(138,511)	(370,566)

Gain on sale of Local Limited Partnerships	24,314	-	43,560

Equity in losses of Local Limited Partnerships (Note 2)	-	-	(85,966)

Interest income	4	4	6

Net loss	$(99,039)	$(138,507)	$(412,966)

Net loss allocated to:
General Partner	$(990)	$(1,385)	$(4,130)

Limited Partners	$(98,049)	$(137,122)	$(408,836)

Net loss per Partnership Unit	$(3.94)	$(5.48)	$(16.35)

Outstanding weighted Partnership Units	24,903	25,000	25,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2013, 2012 and 2011

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2010	$(69,848)	$(496,464)	$(566,312)

Net loss	(4,130)	(408,836)	(412,966)

Partner’s deficit at March 31, 2011	(73,978)	(905,300)	(979,278)

Contributions	80,000	-	80,000

Net loss	(1,385)	(137,122)	(138,507)

Partner’s equity (deficit) at March 31, 2012	4,637	(1,042,422)	(1,037,785)

Net loss	(990)	(98,049)	(99,039)

Partner’s equity (deficit) at March 31, 2013	$3,647	$(1,140,471)	$(1,136,824)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(99,039)	$(138,507)	$(412,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	-	195,226
Gain on sale of Local Limited Partnerships	(24,314)	-	(43,560)
Equity in losses of Local Limited Partnerships	-	-	85,966
Increase in other assets	(16,350)	-	-
Increase (decrease) in accrued expenses	-	(3,940)	3,940
Increase in accounts payable	10,609	-	-
Increase in accrued fees and expenses due to General Partner and affiliates	110,393	134,652	119,339

Net cash used in operating activities	(18,701)	(7,795)	(52,055)

Cash flows from investing activities:
Net proceeds from sale of investments in Local Limited Partnerships	24,314	-	43,560

Net cash provided by investing activities	24,314	-	43,560

Net increase (decrease) in cash	5,613	(7,795)	(8,495)

Cash, beginning of period	22,005	29,800	38,295

Cash, end of period	$27,618	$22,005	$29,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$800	$800

NON-CASH FINANCING ACTIVITIES
General Partner equity balance was increased and accrued fees and expenses due to the General Partner was decreased as a result of forgiveness of debt by the General Partner.	$-	$80,000	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 5, a California Limited Partnership (the “Partnership”), was formed on March 3, 1997 under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies (“Local Limited Partnerships”) which owns multi-family housing complexes (“Housing Complexes”) that are eligible for Federal low income housing tax credits (“Low Income Housing Tax Credits”). The local general partners (the “Local General Partners”) of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complexes. Each Local Limited Partnership is governed by its agreement of limited partnership or limited liability operating agreement (the “Local Limited Partnership Agreement”).

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of March 31, 2013, a total of 24,903 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2013, 2012 and 2011

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

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2013. As of March 31, 2013, six of the Housing Complexes had completed their 15 year Compliance Period.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2012, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P. and Enhance, L.P.

During the year ended March 31, 2013, the Local Limited Partnership interest in El Reno Housing Associates L.P. (El Reno) was sold to an affiliate for $31,000. El Reno was appraised for $1,960,000 and had a mortgage note balance of $3,305,749 as of December 31, 2011. The Partnership incurred $3,500 in appraisal expenses and $1,991 of legal expenses which were netted against the proceeds from the sale in calculating the gain on the sale. The Partnership’s investment balance was zero at the time of sale; therefore a gain of $25,509 was recorded during the year ended March 31, 2013. The $31,000 of cash proceeds were used as follows: $13,000 in accrued asset management fees were paid, $13,000 went towards unpaid operating expense and advances, and $5,000 was placed in the Partnership’s reserve for future operating expenses. No cash distribution was made to the Limited Partners as a result of this sale. The Compliance Period for El Reno expires in 2014. The purchaser has guaranteed the Local Limited Partnership will stay in compliance with the Low Income Housing Tax Credit code, therefore there is no risk of recapture.

During the year ended March 31, 2013, the Local Limited Partnership interest in Austin Gateway, Ltd. (Austin Gateway) was sold to an affiliate with no proceeds received from the sale. The Partnership incurred $1,195 of legal expenses which was netted against the proceeds from the sale in calculating the loss on the sale. The Partnership’s investment balance was zero at the time of sale, therefore a loss of $1,195 was recorded during the year ended March 31, 2013. The Compliance Period has been completed, and therefore there is no risk of recapture and investor approval was not required.

As of March 31, 2013, Bradley Villas, L.P., Hillcrest Heights, L.P., Hughes Villas, L.P., Mark Twain Senior Community, L.P., Spring Valley Terrace Apartments, LLC, United Development Co., L.P. – 97.1, and United Development Co., L.P. – 97.2 were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown for all seven properties.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for each year ended March 31 have been recorded by the Partnership based on the twelve months of reported results provided by the Local Limited Partnerships for each year ended December 31. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2013, all investment accounts in Local Limited Partnerships had reached zero.

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

For the Years Ended March 31, 2013, 2012 and 2011

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

Impairment

The Partnership reviews its investments in Local Limited Partnership for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of the economic circumstances. For the years ended March 31, 2013, 2012 and 2011, impairment loss related to investments in Local Limited Partnerships was $0, $0, and $195,226, respectively.

Impact of Recent Accounting Pronouncements

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

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2013 and 2012, the Partnership owns Local Limited Partnership interests in 9 and 11 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 413 and 523 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2013 and 2012, is approximately $2,807,000 and $2,938,000, respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2013 and 2012, the investment accounts in the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2013, 2012 and 2011, amounting to approximately $717,000, $931,000, and $929,000, respectively, has not been recognized. As of March 31, 2013, the aggregate share of net losses not recognized by the Partnership amounted to $2,862,000.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for periods presented:

	For the Years Ended March 31,
	2013	2012	2011

Investments per balance sheet, beginning of year	$-	$-	$281,192
Impairment loss	-	-	(195,226)
Equity in losses of Local Limited Partnerships	-	-	(85,966)

Investments per balance sheet, end of year	$-	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

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

COMBINED CONDENSED BALANCE SHEETS

	2012	2011

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2012 and 2011 of $11,780,000 and $14,256,000 , respectively)	$12,922,000	$16,982,000
Land	521,000	608,000
Other assets	627,000	1,004,000

Total assets	$14,070,000	$18,594,000

LIABILITIES

Mortgage loans payable	$8,613,000	$12,469,000
Due to related parties	1,282,000	2,023,000
Other liabilities	1,374,000	1,166,000

Total liabilities	11,269,000	15,658,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund VI, L.P., Series 5	2,807,000	2,938,000
Other partners	(6,000)	(2,000)

Total partners’ equity (deficit)	2,801,000	2,936,000

Total liabilities and partners’ equity (deficit)	$14,070,000	$18,594,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

 NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2012	2011	2010

Revenues	$2,393,000	$2,985,000	$3,016,000

Expenses:
Operating expenses	1,809,00	2,285,000	2,156,000
Interest expense	481,000	579,000	732,000
Depreciation and amortization	826,000	1,058,000	1,148,000

Total expenses	3,116,000	3,922,000	4,036,000

Net loss	$(723,000)	$(937,000)	$(1,020,000)

Net loss allocable to the Partnership	$(717,000)	$(931,000)	$(1,015,000)

Net loss recorded by the Partnership	$-	$-	$(86,000)

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2012 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both March 31, 2013 and 2012.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel has been hired, all filings are prepared and the actual filing occurred on January 22, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

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

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $53,500, $60,583, and $66,048 were incurred during the years ended March 31, 2013, 2012 and 2011, respectively, of which $13,000, $10,000, and $17,500 was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $23,000, $0, and $42,500 during the years ended March 31, 2013, 2012 and 2011, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2013.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2013	2012
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$241,357	$171,464
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	701,801	661,301

Total	$1,170,183	$1,059,790

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2013

Operating expenses	$(54,000)	$(26,000)	$(18,000)	$(25,000)

Loss from operations	(54,000)	(26,000)	(18,000)	(25,000)

Gain on sale of Local Limited Partnerships	-	24,000	-	-

Net loss	(54,000)	(2,000)	(18,000)	(25,000)

Net loss available to Limited Partners	(53,000)	(2,000)	(18,000)	(25,000)

Net loss per Partnership Unit	(2)	-	(1)	(1)

	June 30	September 30	December 31	March 31

2012

Income	$-	$-	$2,000	$-

Operating expenses	(30,000)	(42,000)	(37,000)	(32,000)

Loss from operations	(30,000)	(42,000)	(35,000)	(32,000)

Net loss	(30,000)	(42,000)	(35,000)	(32,000)

Net loss available to Limited Partners	(30,000)	(41,000)	(34,000)	(32,000)

Net loss per Partnership Unit	(1)	(2)	(1)	(1)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2013, 2012 and 2011

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

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

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership in total had voluntarily advanced $312,203, $874,416 and $874,416 as of each year ended March 31, 2013, 2012, and 2011, respectively, to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. All advances were reserved for in full during the year they were advanced. El Reno Housing Associates, L.P. was sold during the year ended March 31, 2013, therefore the advances and related reserves were written off.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2013. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2013.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

WNC & Associates, Inc. is a California corporation which was organized in 1971. Its officers and significant employees are:

Wilfred N. Cooper, Sr.	Chairman
Wilfred N. Cooper, Jr.	President, Chief Executive Officer and Secretary
Michael J. Gaber	Executive Vice President and Chief Operating Officer
David N. Shafer, Esq.	Executive Vice President
Melanie R. Wenk, CPA	Vice President – Chief Financial Officer
Darrick Metz	Senior Vice President – Originations
Christine A. Cormier	Senior Vice President – Investor Relations
Kelly Henderson	Senior Vice President – Legal Affairs
Anand Kannan	Senior Vice President – Development
Gregory S. Hand	Senior Vice President – Underwriting
Anil Advani	Senior Vice President – Private Label Funds

In addition to Wilfred N. Cooper, Sr., the directors of WNC & Associates, Inc. are Wilfred N. Cooper, Jr., Kay L. Cooper and Jennifer E. Cooper.

Wilfred N. Cooper, Sr. is the founder and Chairman of the Board of Directors of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by WNC & Associates, Inc. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives on matters pertaining to the affordable housing industry. Mr. Cooper is a Life Director of the National Association of Home Builders (“NAHB”), a National Trustee for NAHB’s Political Action Committee, and a past Chairman of NAHB’s Multifamily Council. He is a Life Trustee of the National Housing Conference, and a co-founder and Director Emeritus of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr. is President, Chief Executive Officer, Secretary, a Director, and a member of the Investment Committee, of WNC & Associates, Inc. He is President and a Director of, and a registered principal with, WNC Capital Corporation. He has been involved in real estate investment and acquisition activities since 1988 when he joined WNC & Associates, Inc. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper serves on the Orange County Advisory Board of U.S. Bank, the Board of Trustees of NHC, the Editorial Advisory Board of Tax Credit Advisor, and the Tax Policy Council of the National Trust for Historic Preservation. He is a member of the Urban Land Institute and of Vistage International, a global network of business leaders and chief executives. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

Michael J. Gaber is an Executive Vice President, Chief Operating Officer, chair of the Investment Committee, and oversees the Property Acquisition and Investment Management groups, of WNC & Associates, Inc. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with WNC & Associates, Inc. since 1997. Prior to joining WNC & Associates, Inc., he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with a large financial institution. Mr. Gaber is a member of the Housing Credit Group of NAHB and of National Housing and Rehabilitation Association (“NH&RA”). Mr. Gaber graduated from the California State University, Fullerton in 1991 with a Bachelor of Science degree in business administration – finance.

David N. Shafer is an Executive Vice President, a member of the Investment Committee, and oversees the New Markets Tax Credit group, of WNC & Associates, Inc. He is a registered representative with WNC Capital Corporation. Mr. Shafer has been active in the real estate industry since 1984. Before joining WNC & Associates, Inc. in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and past President of the California Council of Affordable Housing, a Director of the Council for Affordable and Rural Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Laws degree in taxation.

Melanie R. Wenk is Vice President – Chief Financial Officer of WNC & Associates, Inc. She oversees WNC’s corporate and partnership accounting group, which is responsible for SEC reporting and New Markets Tax Credit compliance. Prior to joining WNC in 2003, Ms. Wenk was associated as a public accountant with BDO Seidman, LLP. She graduated from the California Polytechnic State University, Pomona in 1999 with a Bachelor of Science degree in accounting.

Darrick Metz is Senior Vice President – Originations of WNC & Associates, Inc. He has been involved in multifamily property underwriting, acquisition and investment activities since 1991. Prior to joining WNC in 1999, he was employed by a Minnesota development company specializing in tax credit and market rate multifamily projects. Mr. Metz also worked with the Minnesota Housing Finance Agency (“MHFA”), where he held the position of Senior Housing Development Officer. While at MHFA, he was responsible for the allocation of tax credits, HOME funds and state loan products. Mr. Metz is active in the Qualified Allocation Plan Tax Credit Advisory Committee for the Wisconsin Housing and Economic Development Authority, a member of MHFA’s Multifamily Technical Assistance and a board member of NH&RA. He graduated from St. Cloud State University in 1993 with a Bachelor of Science degree in finance/economics.

Christine A. Cormier is Senior Vice President – Investor Relations of WNC & Associates, Inc. and oversees multi-investor fund equity raising and closings as well as the marketing group. She is a registered representative with WNC Capital Corporation. Ms. Cormier has been active in the real estate industry since 1985. Prior to joining WNC in 2008, Ms. Cormier was with another major tax credit syndicator for over 12 years where she was the Managing Director of investor relations. Ms. Cormier graduated from Bentley University in 1982 with a Bachelor of Science degree (summa cum laude) in accounting and computer science.

Kelly Henderson is Senior Vice President – Legal Affairs of WNC & Associates, Inc. She is responsible for structuring local limited partnership letters of understanding and local limited partnership agreements, coordinating closings with outside counsel and reviewing local limited partnership loan documents. Prior to joining WNC in 2006, she was Vice President – Acquisitions and Senior Counsel with a national tax credit syndicator. Ms. Henderson has been underwriting tax credit properties since 1999. She graduated from the State University of New York at Geneseo in 1993 with a Bachelor of Arts degree in political science and from the New England School of Law in 1996 with a Juris Doctor degree. She is licensed to practice law in the States of New York and Massachusetts.

Anand Kannan is Senior Vice President – Development of WNC & Associates, Inc. and leads the preservation and development teams for Community Preservation Partners, LLC. Prior to joining WNC in 2011, Mr. Kannan served as Associate Director at Vitus Group (previously Pacific Housing Advisors, Inc.), where he developed or consulted on affordable housing projects across the country. His expertise is in the acquisition and rehabilitation of existing low-income housing projects that are or will be financed by tax-exempt bonds, tax credits, and other government subsidies. Prior to his tenure at Vitus Group, Mr. Kannan was associated with Novogradac & Company LLP. Mr. Kannan graduated from the University of California at Berkeley in 2002 with a Bachelor of Arts degree in economics with an emphasis in accounting.

Gregory S. Hand is Senior Vice President – Underwriting of WNC & Associates, Inc. and oversees the property underwriting activities. Mr. Hand has been involved in real estate analysis, development and management since 1987. Prior to joining WNC in 1998, he was a portfolio asset manager with a national tax credit sponsor with responsibility for the management of $200 million in assets. Prior to that, he was a finance manager with The Koll Company and a financial analyst with The Irvine Company. Mr. Hand graduated from Iowa State University in 1987 with a Bachelor of Business Administration degree in finance.

Anil Advani is Senior Vice President – Private Label Funds of WNC & Associates, Inc. He oversees all activities pertaining to private label funds, including structuring, originations, underwriting and acquisitions. Mr. Advani has 16 years of experience in affordable housing. Prior to joining WNC in 2011 and rejoining WNC in 2013, he worked for major tax credit syndicators where he was involved in the originations, structuring, and placement to institutional investors of local limited partnership investments. Prior to that, he was associated with a major accounting firm performing due diligence reviews of tax credit investments on behalf of institutional investors. Mr. Advani graduated from the University of Texas at Austin in 1993 with a Bachelor of Arts degree in economics and from The American University – Washington College of Law in 1996 with a Juris Doctor degree.

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

(a) Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $53,500, $60,583, and $66,048 were incurred during the years ended March 31, 2013, 2012 and 2011, of which $13,000, $10,000, and $17,500, was paid during the years ended March 31, 2013, 2012 and 2011, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for services actually rendered or to be rendered in connection with (i) selecting, evaluating, structuring, negotiating and closing the Partnership’s investments in Local Limited Partnership Interests, (ii) property management services actually rendered by the General Partner or its affiliates respecting the Housing Complexes owned by Local Limited Partnerships or (iii) disposition services in connection with the sale of any Housing Complex owned by a Local Limited Partnership, for which a subordinated disposition fee may be payable. The Partnership had completed its investment stage, so no compensation for the services in (i) was paid during the periods covered by this report and none will be paid in the future. None of the compensation described in (ii) or (iii) above was paid or payable for such services during the periods covered by this report.

(b) Operating Expenses

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $92,893, $84,068, and $113,292 during the years ended March 31, 2013, 2012 and 2011, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $23,000, $0 and $42,500, during the years ended March 31, 2013, 2012 and 2011, respectively.

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

The Agreement provides that no such reimbursement shall be permitted for services for which the General Partner or any of its affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “controlling person” of the General Partner or any affiliate of the General Partner. For the purposes of Section 5.3.4, “controlling person” includes, but is not limited to, any person, however titled, who performs functions for the General Partner or any affiliate of the General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in the General Partner or any affiliate of the General Partner or a person having the power to direct or cause the direction of the General Partner or any affiliate of the General Partner, whether through the ownership of voting securities, by contract or otherwise.

(c) Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0 and $6,475, for the General Partner for the years ended December 31, 2012, 2011 and 2010, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2013, 2012 and 2011. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31, 2013, 2012 and 2011.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2013	2012

Audit Fees	$21,450	$25,100
Audit-related Fees	-	-
Tax Fees	-	3,035
All Other Fees	-	-
TOTAL	$21,450	$28,135

The Partnership has no audit committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Reports of Independent Registered Public Accounting Firms
Balance Sheets, March 31, 2013 and 2012
Statements of Operations for the years ended March 31, 2013, 2012 and 2011
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011
Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Agreement of Limited Partnership dated as of March 3, 1997 included as Exhibit 3.1 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated herein as Exhibit 3.1.

3.2	First Amendment to Agreement of Limited Partnership dated August 29, 1997 included as Exhibit 3.2 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated as Exhibit 3.2.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2013 and 2012, (ii) the Statements of Operations for the years ended March 31, 2013, 2012 and 2011, (iii) the Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011 and (iv) the Statement of Partner’s Equity (Deficit) for the years ended March 31, 2013 , 2012 and 2011, (v) the Notes to Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$1,187,000	$1,187,000	$1,006,000	$63,000	$2,284,000	$983,000	$1,364,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	513,000	30,000	970,000	416,000	584,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	385,000	30,000	1,193,000	479,000	744,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	724,000	12,000	975,000	435,000	552,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	2,945,000	52,000	11,039,000	5,163,000	5,928,000

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,207,000	130,000	2,869,000	1,801,000	1,198,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	691,000	39,000	1,410,000	525,000	924,000

United Development Co., L.P. – 97.1	Memphis, Tennessee	1,845,000	1,845,000	814,000	100,000	3,000,000	1,492,000	1,608,000

United Development Co., L.P. – 97.2	Memphis, Tennessee	743,000	743,000	328,000	65,000	962,000	486,000	541,000

		$13,054,000	$13,054,000	$8,613,000	$521,000	$24,702,000	$11,780,000	$13,443,000

WNC Housing Tax Credit Fund VIA, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$177,000	$(70,000)	1998	40.0

Bradley Villas Limited Partnership	40,000	(53,000)	1998	40.0

Hillcrest Heights, L.P.	201,000	26,000	1998	27.0

Hughes Villas Limited Partnership	124,000	(29,000)	1998	40.0

Mansur Wood Living Center, L.P.	738,000	(390,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	648,000	(19,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	68,000	(42,000)	1997	40.0

United Development Co., L.P. – 97.1	252,000	(116,000)	1998	27.5

United Development Co., L.P. – 97.2	114,000	(30,000)	1998	27.5

	$2,362,000	$(723,000)

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

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,220,000	130,000	2,862,000	1,790,000	1,202,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	698,000	39,000	1,410,000	491,000	958,000

United Development Co., L.P. – 97.1	Memphis, Tennessee	1,845,000	1,845,000	797,000	100,000	3,000,000	1,393,000	1,707,000

United Development Co., L.P. – 97.2	Memphis, Tennessee	743,000	743,000	328,000	65,000	962,000	486,000	541,000

		$16,225,000	$16,225,000	$12,469,000	$608,000	$31,238,000	$14,256,000	$17,590,000

WNC Housing Tax Credit Fund VI, LP, Series 5 Schedule III Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$171,000	$(57,000)	1998	40.0

Austin Gateway, Ltd.	81,000	(8,000)	2000	40.0

Bradley Villas Limited Partnership	51,000	(37,000)	1998	40.0

El Reno Housing Associates Limited Partnership	521,000	(166,000)	1998	40.0

Hillcrest Heights, L.P.	198,000	(1,000)	1998	27.0

Hughes Villas Limited Partnership	112,000	(18,000)	1998	40.0

Mansur Wood Living Center, L.P.	702,000	(404,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	634,000	(80,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	56,000	(42,000)	1997	40.0

United Development Co., L.P. – 97.1	296,000	(93,000)	1998	27.5

United Development Co., L.P. – 97.2	114,000	(31,000)	1998	27.5

	$2,936,000	$(937,000)

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

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,247,000	130,000	2,862,000	1,685,000	1,307,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	701,000	39,000	1,410,000	456,000	993,000

United Development Co., L.P. – 97.1	Memphis, Tennessee	1,845,000	1,845,000	814,000	100,000	3,000,000	1,283,000	1,817,000

United Development Co., L.P. – 97.2	Memphis, Tennessee	743,000	743,000	390,000	65,000	1,039,000	526,000	578,000

		$16,225,000	$16,225,000	$13,808,000	$656,000	$32,683,000	$13,949,000	19,390,000

* The Local Limited Partnership Interest was sold subsequent to December 31, 2010 but prior to March 31, 2011

WNC Housing Tax Credit Fund VI, L.P. Series 5
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2011

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$165,000	$(48,000)	1998	40.0

Austin Gateway, Ltd.	81,000	(9,000)	2000	40.0

Bradley Villas Limited Partnership	41,000	(40,000)	1998	40.0

El Reno Housing Associates Limited Partnership	530,000	(214,000)	1998	40.0

Enhance, L.P.	65,000	(44,000)	2000	27.5

Hillcrest Heights, L.P.	189,000	(18,000)	1998	27.0

Hughes Villas Limited Partnership	124,000	(26,000)	1998	40.0

Mansur Wood Living Center, L.P.	691,000	(386,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	634,000	(42,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	48,000	(64,000)	1997	40.0

United Development Co., L.P. – 97.1	297,000	(108,000)	1998	27.5

United Development Co., L.P. – 97.2	106,000	(21,000)	1998	27.5

	$2,971,000	$(1,020,000)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

By:	WNC & Associates, Inc.,
General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
President of WNC & Associates, Inc.

Date:	June 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date:	June 18, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:	June 18, 2013

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date:	June 18, 2013

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date:	June 18, 2013

