Form 10-Q
period 2013-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2013-08-01
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2013

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2013	March 31, 2013

ASSETS

Cash	$17,009	$27,618
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	17,830	16,350

Total Assets	$34,839	$43,968

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable	-	10,609
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$1,272,786	1,170,183

Total Liabilities	1,272,786	1,180,792

Partners’ Equity (Deficit):
General Partner	2,636	3,647
Limited Partners (25,000 Partnership Units authorized; 24,903 Partnership Units issued and outstanding)	(1,240,583)	(1,140,471)

Total Partners’ Equity (Deficit)	(1,237,947)	(1,136,824)

Total Liabilities and Partners’ Equity (Deficit)	$34,839	$43,968

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013 and 2012

(unaudited)

	2013	2012
	Three Months	Three Months

Operating expenses:
Asset management fees (Note 3)	$12,110	$15,146
Legal and accounting fees	83,589	33,970
Other	5,424	4,440

Total operating expenses	101,123	53,556

Loss from operations	(101,123)	(53,556)

Net loss	$(101,123)	$(53,556)

Net loss allocated to:
General Partner	$(1,011)	$(536)

Limited Partners	$(100,112)	$(53,020)

Net loss per Partnership Unit	$(4)	$(2)

Outstanding weighted Partnership Units	24,903	25,000

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2013
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$3,647	$(1,140,471)	$(1,136,824)

Net loss	(1,011)	(100,112)	(101,123)

Partners’ equity (deficit) at June 30, 2013	$2,636	(1,240,583)	(1,237,947)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2013 and 2012

(unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(101,123)	$(53,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(1,480)	-
Decrease in accounts payable	(10,609)	-
Increase in accrued fees and expenses due to General Partner and affiliates	102,603	53,556

Net cash used in operating activities:	(10,609)	-

Net decrease in cash	(10,609)	-

Cash, beginning of period	27,618	22,005

Cash, end of period	$17,009	$22,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2013

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of June 30, 2013, a total of 24,903 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Quarterly Period Ended June 30, 2013

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

For the Quarterly Period Ended June 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2013. As of March 31, 2013 six Housing Complexes had completed their 15 year Compliance Period.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P., Enhance, L. P., El Reno Associates (El Reno) and Austin Gateway Ltd.

As of June 30, 2013, Bradley Villas, L.P., Hillcrest Heights, L.P., Hughes Villas, L.P., Mark Twain Senior Community, L.P., Spring Valley Terrace Apartments, LLC, United Development Co., L.P. – 97.1, and United Development Co., L.P. 97.2 were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown for all seven properties.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2013, all of the investment balances had reached zero.

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

For the Quarterly Period Ended June 30, 2013

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership owns Local Limited Partnership interests in 9 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 413 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2013	2012

Revenues	$599,000	$746,000

Expenses:
Interest expense	120,000	145,000
Depreciation and amortization	206,000	265,000
Operating expenses	455,000	571,000
Total expenses	781,000	981,000

Net loss	$(182,000)	$(235,000)
Net loss allocable to the Partnership	$(182,000)	$(233,000)
Net loss recorded by the Partnership	$-	$-

Certain Local Limited Partnerships have incurred significant operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership may be required to sustain operations of such Local Limited Partnerships. The Compliance Period for a Housing Complex is generally 15 years following construction or rehabilitation completion. Associate was one of the first in the industry to offer syndicated investments in Low Income Housing Tax Credits. The initial programs have completed their Compliance Period.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2012 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both June 30, 2013 and March 31, 2013.

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

The Partnership is not obligated to fund advances to the Local Limited Partnerships.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $12,110 and $15,146 were incurred during the three months ended June 30, 2013 and 2012, respectively, none of which was paid during the three months ended June 30, 2013 and 2012.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. No operating expense reimbursements were made during either of the three months ended June 30, 2013 or 2012.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2013

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the partnership agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2013	March 31, 2013

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$331,850	241,357
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	713,911	701,801

Total	$1,272,786	1,170,183

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2013 and March 31, 2013, the Partnership in total had voluntarily advanced $312,203 to two Local Limited Partnerships, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the three months ended June 30, 2013. All advances were reserved for in full during the period they were advanced.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2013 consisted of $17,000 in cash and $18,000 in other assets. Liabilities at June 30, 2013 consisted of $1,273,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The Partnership’s net loss for the three months ended June 30, 2013 was $(101,000), reflecting an increase of $(47,000) from the $(54,000) net loss experienced for the three months ended June 30, 2012. The increase was due to an increase of $(50,000) in legal and accounting expenses for the three months ended June 30, 2013. Legal and accounting expenses increased due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”). Asset management fees decreased by $3,000 for the three months ended June 30, 2013 due to the fact that the fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships.

Liquidity and Capital Resources

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The Partnership had a decrease in cash during the three months ended June 30, 2013 of $(11,000) compared to no change in cash during the three months ended June 30, 2012. The decrease due to an $(11,000) payment of outstanding accounts payable during the three months ended June 30, 2013.

During the three months ended June 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by approximately $103,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Changes

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

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default of past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2012 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both June 30, 2013 and March 31, 2013.

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

Item 4.	Controls and Procedures (continued)

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three-month periods ended June 30, 2013 and June 30, 2012, (iii) the Condensed Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and (iv) the Statement of Partner’s Equity (Deficit) for the three months ended June 30, 2013, (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

By: WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: August 1, 2013

By:	/s/ Melanie R. Wenk

Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 1, 2013

