Form 10-Q
period 2013-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2013-11-08
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2013

2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2013	March 31, 2013

ASSETS

Cash	$17,009	$27,618
Investments in Local Limited Partnerships, net (Note 2 and 3)	-	-
Other assets	17,830	16,350

Total Assets	$34,839	$43,968

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable	$-	$10,609
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,264,392	1,170,183

Total Liabilities	1,264,392	1,180,792

Partners’ Equity (Deficit):
General Partner	73,010	3,647
Limited Partners (25,000 Partnership Units authorized; 24,903 Partnership Units issued and outstanding)	(1,302,563)	(1,140,471)

Total Partners’ Equity (Deficit)	(1,229,553)	(1,136,824)

Total Liabilities and Partners’ Equity (Deficit)	$34,839	$43,968

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2013 and 2012

(unaudited)

	2013		2012
	Three Months	Six Months	Three Months	Six Months

Operating expenses:
Asset management fees (Note 3)	$12,110	$24,220	$14,134	$29,280
Legal and accounting fees	45,128	128,717	5,285	39,255
Other	5,369	10,793	7,261	11,701

Total operating expenses	62,607	163,730	26,680	80,236

Loss from operations	(62,607)	(163,730)	(26,680)	(80,236)

Gain on sale of Local Limited Partnerships	-	-	24,314	24,314

Interest income	1	1	1	1

Net loss	$(62,606)	$(163,729)	$(2,365)	$(55,921)

Net loss allocated to:
General Partner	$(626)	$(1,637)	$(23)	$(559)

Limited Partners	$(61,980)	$(162,092)	$(2,342)	$(55,362)

Net loss per Partnership Unit	$(3)	$(7)	$-	$(2)

Outstanding weighted Partnership Units	24,903	24,903	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2013

(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$3,647	$(1,140,471)	$(1,136,824)

Contributions (Note 5)	71,000	-	71,000

Net loss	(1,637)	(162,092)	(163,729)

Partners’ equity (deficit) at September 30, 2013	$73,010	$(1,302,563)	$(1,229,553)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2013 and 2012

(unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(163,729)	$(55,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(10,609)	-
Increase in other assets	(1,480)	-
Gain on sale of Local Limited Partnerships	-	(24,314)
Increase in accrued fees and expenses due to General Partner and affiliates	165,209	60,922

Net cash used in operating activities	(10,609)	(19,313)

Cash flows from investing activities:

Net proceeds from sale of Local Limited Partnerships	-	24,314

Net cash provided by investing activities:	-	24,314

Net increase (decrease) in cash	(10,609)	5,001

Cash, beginning of period	27,618	22,005

Cash, end of period	$17,009	$27,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:

Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$71,000	-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2013

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of September 30, 2013, a total of 24,903 Partnership units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

For the Quarterly Period Ended September 30, 2013

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Six of the Housing Complexes have completed their Compliance Period as of September 30, 2013.

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

For the Quarterly Period Ended September 30, 2013

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2013. As of March 31,2013 six Housing Complexes completed their 15 year Compliance Period.

As of March 31, 2013,the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P. and Enhance, L.P., El Reno Associates ( El Reno) and Austin Gateway Ltd.

As of September 30, 2013, Bradley Villas, L.P., Hillcrest Heights, L.P., Hughes Villas, L.P., Mark Twain Senior Community, L.P., Spring Valley Terrace Apartments, LLC, United Development Company, L.P. - 97.1 (“UDC 97.1”) and United Development Company, L.P. – 97.2 (“UDC 97.2”) were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown for all properties except UDC 97.1 and 97.2.

Subsequent to September 30, 2013, the Housing Complexes in UDC 97.1 and UDC 97.2 were sold. The investment balance was zero at the time of sale for both Local Limited Partnerships. UDC 97.1, and UDC 97.2 were appraised for $1,100,000 each, and had a mortgage note balance of $814,000, and $328,000, respectively, as of December 31, 2012. Both Partnerships had other debt including past due property taxes. Both UD 97.1 and UD 97.2 had filed for bankruptcy and both properties were sold under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for either of these deals. The mortgage notes on both Partnerships were in technical default due to the fact that property taxes were not current. The Housing Complexes were sold and all encumbrances of debt were transferred with the dispositions. Both UDC 97.1 and UDC 97.2 will wind down any remaining partnership activity and ultimately dissolve by December 31, 2013.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and any estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment and were being amortized over 30 years(see Note2).

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2013, all of the investment balances had reached zero.

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

For the Quarterly Period Ended September 30, 2013

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

For the Quarterly Period Ended September 30, 2013

 (unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership owns limited partnership interests in 9 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 413 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Revenues	$1,197,000	$1,341,000

Expenses:
Interest expense	240,000	284,000
Depreciation and amortization	413,000	474,000
Operating expenses	910,000	1,009,000
Total expenses	1,563,000	1,767,000

Net loss	$(366,000)	$(426,000)
Net loss allocable to the Partnership	$(364,000)	$(422,000)
Net loss recorded by the Partnership	$-	$-

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

For the Quarterly Period Ended September 30, 2013

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Troubled Housing Complexes

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default on its loans due to past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2012 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both September 30, 2013 and March 31, 2013.

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel was hired, all filings were prepared and the actual filing occurred on January 22, 2013.

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Subsequent to September 30, 2013, the Partnership sold its Housing Complexes in UDC 97.1 and UDC 97.2 as disclosed in note 1.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $24,220 and $29,280 were incurred during the six months ended September 30, 2013 and 2012, respectively, of which $0 and $13,000 was paid during the six months ended September 30, 2013 and 2012, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $0 and $13,000 were made during the six months ended September 30, 2013 and 2012, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2013
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2013	March 31, 2013

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$311,346	241,357
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	726,021	701,801

Total	$1,264,392	1,170,183

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 -ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2013 and March 31, 2013, the Partnership in total had voluntarily advanced $312,203 to two Local Limited Partnerships, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the six months ended September 30, 2013. All advances were reserved for in full during the period they were advanced.

NOTE 5 – CONTRIBUTIONS

During the six months ended September 30, 2013, the Partnership was relieved of debt owed to the General Partner or an affiliate totaling $71,000. The debt was a result of operating expenses paid on behalf of the Partnership by the General Partner or an affiliate. The cancellation of debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the Statement of Partner’s Equity (deficit) in the Partnership’s condensed financial statements.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Housing Complexes in UDC 97.1 and UDC 97.2 were sold. The investment balance was zero at the time of sale for both Local Limited Partnerships. UDC 97.1, and UDC 97.2 were appraised for $1,100,000 each, and had a mortgage note balance of $814,000, and $328,000, respectively, as of December 31, 2012. Both Partnerships had other debt including past due property taxes. Both UD 97.1 and UD 97.2 had filed for bankruptcy and both properties were sold under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for either of these deals. The mortgage notes on both Partnerships were in technical default due to the fact that property taxes were not current. The Housing Complexes were sold and all encumbrances of debt were transferred with the dispositions. Both UDC 97.1 and UDC 97.2 will wind down any remaining partnership activity and ultimately dissolve by December 31, 2013.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2013 consisted of $17,000 in cash and $18,000 in other assets. Liabilities at September 30, 2013 consisted of $1,264,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012. The Partnership’s net loss for the three months ended September 30, 2013 was $(63,000), reflecting an increase of approximately $(61,000) from the $(2,000) net loss experienced for the three months ended September 30, 2012. The increase was partially due to an increase of $(40,000) in legal and accounting expenses for the three months ended September 30, 2013. Legal and accounting expenses increased due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”)incurred. Gain on sale of Local Limited Partnerships decreased by $(24,000) during the three months ended September 30, 2013. The number of dispositions and gains recorded vary from period to period depending on the economic conditions and the market for the properties in the specific location. There was a $2,000 decrease in asset management fees during the three months ended September 30, 2013. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred.

Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012. The Partnership’s net loss for the six months ended September 30, 2013 was $(164,000), reflecting an increase of approximately $(108,000) from the $(56,000) net loss experienced for the six months ended September 30, 2012. The increase in net loss is largely due to the $(90,000) increase in legal and accounting expenses during the six months end September 30, 2013. Legal and accounting expenses increased due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”).Gain on sale of Local Limited Partnerships decreased by $(24,000) during the six months ended September 30, 2013. The number of dispositions and gains recorded vary from period to period depending on the economic conditions and the market for the properties in the specific location. There was a $5,000 decrease in asset management fees during the six months ended September 30, 2013. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012. The net decrease in cash during the six months ended September 30, 2013 was $(11,000) compared to a net increase in cash during the six months ended September 30, 2012 of $5,000. The decrease was partially due to an $(11,000) payment of outstanding accounts payable during the six months ended September 30, 2013. There was a decrease of $(24,000) in net proceeds from sale of Local Limited Partnerships. During the six months ended September 30,2012, the Partnerships sold two of the Local Limited Partnerships compared to none sold during the six months ended September 30, 2013. During the six months ended September 30, 2013, the Partnership paid$0 to the General Partner or an affiliate for accrued asset management fees and the reimbursements of operating expenses which were paid on its behalf compared to$(26,000) paid to the General Partner or an affiliate during the six months ended September 30, 2012.

During the six months ended September 30, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $94,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of September 30, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2014.

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

Other Matters

On September 13, 2011, the Partnership was notified by legal counsel for the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) that the Local General Partner is being sued by the lender, Wells Fargo Bank (Wells Fargo), for being in default on its loan due to past due property taxes. Wells Fargo confirmed that the loans were current regarding mortgage payments, but due to the fact that the property taxes past due, they were suing to call all of the notes to be paid in full immediately. A meeting was held on November 22, 2012 with the county and city to review a new payment plan on the past due taxes. Associates has received a copy of the plan signed by the Local General Partner that provides for the payment of delinquent taxes and the refinancing of the property with the intention of removing Wells Fargo by 2015. As of the date of this report, the Local General partner has continued to comply with the agreements to pay the delinquent property taxes. A date has not been established for the receivership proceedings by Wells Fargo. The Partnership’s investment balance in these Local Limited Partnerships was $0 as of both September 30, 2013 and March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Under the terms of the delinquent real estate tax repayment plan negotiated by the General Partner with the City and County, monthly combined payments of $41,000 per month were to be made, current year taxes were to be paid when due and an annual balloon payment was to be made each December 31st. The General Partner began making these monthly installments in January 2012 with all monthly installments being paid current through December 2012. The General Partner, however, failed to pay the 2012 taxes when due and also failed to make the December 31st balloon payment as required thus defaulting on the payment agreement. Wells Fargo, in turn, restored their motion for receivership and a court date of January 23, 2013 was established. After numerous discussions with the General Partner, it was clear the partner lacked the resources necessary to bring these delinquent payments current and a partner’s meeting was scheduled for January 11, 2013. At this meeting of the partners, the Limited Partner and the Special Limited Partner both voted to remove the General Partner for cause. The General Partner refused to recognize the vote so the Partnership filed a Temporary Restraining Order to prevent the removed General Partner from interfering with the transition to the new General Partner. Due to the poor condition of the books and records and other financial demands of these partnerships, the replacement General Partner has elected to file for bankruptcy. Local bankruptcy counsel was hired, all filings were prepared and the actual filing occurred on January 22, 2013. Subsequent to September 30, 2013, the Partnership sold its Housing Complexes in UDC 97.1 and UDC 97.2 as disclosed in note 1. The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and six-month periods ended September 30, 2013 and September 30, 2012, (iii) the Condensed Statements of Cash Flows for the three months ended September 30, 2013 and September 30, 2012 and (iv) the Statement of Partner’s Equity (Deficit) for the six months ended September 30, 2013, (v) the Notes to Condensed Financial Statements.

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

Date: November 8, 2013

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 8, 2013

