Form 10-Q
period 2013-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2014-01-31
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2013

2

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	December 31, 2013	March 31, 2013

ASSETS

Cash	$17,010	$27,618
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	22,857	16,350

Total Assets	$39,867	$43,968

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts Payable	$-	$10,609
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,303,757	1,170,183

Total Liabilities	1,303,757	1,180,792

Partners’ Equity (Deficit):
General Partner	72,666	3,647
Limited Partners (25,000 Partnership Units authorized; 24,858 and 24,903 Partnership Units issued and outstanding, respectively)	(1,336,556)	(1,140,471)

Total Partners’ Equity (Deficit)	(1,263,890)	(1,136,824)

Total Liabilities and Partners’ Equity (Deficit)	$39,867	$43,968

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2013 and 2012

(unaudited)

	2013		2012
	Three Months	Nine Months	Three Months	Nine Months

Operating expenses:
Asset management fees (Note 3)	$10,090	$34,310	$12,110	$41,390
Legal and accounting fees	14,612	143,329	4,479	43,734
Other	1,840	12,633	1,653	13,354

Total operating expenses	26,542	190,272	18,242	98,478

Loss from operations	(26,542)	(190,272)	(18,242)	(98,478)

Gain (loss) on sale of Local Limited Partnerships	(7,796)	(7,796)	-	24,314

Interest income	1	2	1	2

Net loss	$(34,337)	$(198,066)	$(18,241)	$(74,162)

Net loss allocated to:
General Partner	$(343)	$(1,981)	$(182)	$(742)

Limited Partners	$(33,994)	$(196,085)	$(18,059)	$(73,420)

Net loss per Partnership Unit	$(1)	$(8)	$(1)	$(3)

Outstanding weighted Partnership Units	24,858	24,858	25,000	25,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2013

(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2013	$3,647	$(1,140,471)	$(1,136,824)

Contributions (Note 5)	71,000	-	71,000

Net loss	(1,981)	(196,085)	(198,066)

Partners’ equity (deficit) at December 31, 2013	$72,666	$(1,336,556)	$(1,263,890)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended December 31, 2013 and 2012

(unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(198,066)	$(74,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable	(10,609)	-
Increase in other assets	(6,507)	-
(Gain) loss on sale of Local Limited Partnerships	7,796	(24,314)
Increase in accrued fees and expenses due to
General Partner and affiliates	204,574	79,164

Net cash used in operating activities	(2,812)	(19,312)

Cash flows from investing activities:
Proceeds (payments) from sale of investments in Local Limited Partnerships	(7,796)	24,314

Net cash provided by (used in) investing activities	(7,796)	24,314

Net increase (decrease) in cash	(10,608)	5,002

Cash, beginning of period	27,618	22,005

Cash, end of period	$17,010	$27,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$800	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$71,000	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2013

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2013.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of December 31, 2013, a total of 24,858 Partnership units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Quarterly Period Ended December 31, 2013

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. Six of the Housing Complexes have completed their Compliance Period as of December 31, 2013

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2013.

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P., Enhance, L.P., El Reno Associates, and Austin Gateway Ltd.

As of December 31, 2013, Bradley Villas, L.P., Hillcrest Heights, L.P., L.P., Mark Twain Senior Community, L.P., Hughes Villas, L.P. (Hughes Villas) and Spring Valley Terrace Apartments, LLC were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown for all properties except Hughes Villas.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the nine months ended December 31, 2013, the Housing Complexes in United Development Co., L. P. 97.1 (“UD97.1) and United Development Co., L.P. 97.2 (“UD 97.2”) were sold. The investment balance was zero at the time of sale for both Local Limited Partnerships. UDC 97.1, and UDC 97.2 were appraised for $1,100,000 each, and had a mortgage note balance of $814,000, and $328,000, respectively, as of December 31, 2012. Both Partnerships had other debt including past due property taxes. Both UD 97.1 and UD 97.2 had filed for bankruptcy and both properties were sold under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for either of these deals. The mortgage notes on both Partnerships were in technical default due to the fact that property taxes were not current. The Housing Complexes were sold and all encumbrances of debt were transferred with the dispositions. Both UDC 97.1 and UDC 97.2 were dissolved as of December 31, 2013. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

Subsequent to December 31, 2013, the Partnership sold its Local Limited Partnership interest in Hughes Villas. Hughes Villas was appraised for $600,000 and had a mortgage note balance of $723,672 as of December 31, 2012. The Partnership received $30,000 in cash proceeds of which $20,000 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf, and $10,000 is to be placed in the Partnership’s reserves for future operating expenses. The estimated sales related expenses are $4,000 and estimated gain on sale is $26,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2013 and 2012 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended December 31, 2013

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2013, all of the investment balances had reached zero.

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

For the Quarterly Period Ended December 31, 2013

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership owns limited partnership interests in 7 and 9 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 353 and 413 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2013 and 2012 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS
	2013	2012

Revenues	$1,521,000	$1,936,000

Expenses:
Interest expense	282,000	423,000
Depreciation and amortization	510,000	683,000
Operating expenses	1,161,000	1,447,000
Total expenses	1,953,000	2,553,000

Net loss	(432,000)	(617,000)
Net loss allocable to the Partnership	$(429,000)	$(611,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $34,310 and $41,390 were incurred during the nine months ended December 31, 2013 and 2012, respectively, of which $0 and $13,000 was paid during the nine months ended December 31, 2013 and 2012, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $0 and $13,000 during the nine months ended December 31, 2013 and 2012, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2013	March 31, 2013

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$340,621	$241,357
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	736,111	701,801

Total	$1,303,757	$1,170,183

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and March 31, 2013, the Partnership in total had voluntarily advanced $312,203 to two Local Limited Partnerships, Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the nine months ended December 31, 2013. All advances were reserved for in full during the period they were advanced.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended December 31, 2013

(unaudited)

NOTE 5 – CONTRIBUTIONS

During the nine months ended December 31, 2013, the Partnership was relieved of debt owed to the General Partner or an affiliate totaling $71,000. The debt was a result of operating expenses paid on behalf of the Partnership by the General Partner or an affiliate. The cancellation of debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the Statement of Partners’ Equity (Deficit) in the Partnership’s condensed financial statements.

NOTE 6- SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Partnership sold its Local Limited Partnership interest in Hughes Villas. Hughes Villas was appraised for $600,000 and had a mortgage note balance of $723,672 as of December 31, 2012. The Partnership received $30,000 in cash proceeds of which $20,000 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf, and $10,000 is to be placed in the Partnership’s reserves for future operating expenses. The estimated sales related expenses are $4,000 and estimated gain on sale is $26,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2013 and 2012, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2013 consisted of $17,000 in cash and $23,000 in other assets. Liabilities at December 31, 2013 consisted of $1,304,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012. The Partnership’s net loss for the three months ended December 31, 2013 was $(34,000), reflecting an increase of approximately $(16,000) from the $(18,000) net loss experienced for the three months ended December 31, 2012. The increase in net loss was largely due to an increase of $(10,000) in legal and accounting fees for the three months ended December 31, 2013. Legal and accounting expenses increased due to legal expenses related to the filing of proxies for the disposition of the remaining Local Limited Partnerships. There was a $2,000 decrease in asset management fees during the three months ended December 31, 2013. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. Gain (loss) on sale of Local Limited Partnerships decreased by $(8,000) during the three months ended December 31, 2013. The number of disposition and gains or losses recorded vary from period to period depending on the economic conditions and the market for the properties in the specific location.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 The Partnership’s net loss for the nine months ended December 31, 2013 was $(198,000), reflecting an increase of approximately $(124,000) from the $(74,000) net loss experienced for the nine months ended December 31, 2012. The increase in net loss is partially due to the $(32,000) decrease in gain (loss) on sale of Local Limited Partnerships during the nine months end December 31, 2013. The number of disposition and gains or losses recorded vary from period to period depending on the economic conditions and the market for the properties in the specific location. There was a $7,000 decrease in asset management fees during the nine months ended December 31, 2013. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. Legal and accounting fees increased by $(100,000) for the nine months ended December 31, 2013. Legal and accounting expenses increased due to legal expenses related to the Wells Fargo lawsuit against Local General Partner of United Development Co. L.P.-97.1 (“UD.97.1”) and United Development Co., L.P.-97.2 (“UD 97.2”) incurred and proxy expenses for potential dispositions of Local Limited Partnerships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 The net decrease in cash during the nine months ended December 31, 2013 was $(11,000) compared to a net increase in cash during the nine months ended December 31, 2012 of $5,000. The change was partially due to a $(11,000) payment of outstanding accounts payable during the nine months ended December 31, 2013. The Partnership reimbursed ($26,000) to the general partner of affiliates for operating expenses paid on its behalf and accrued asset management fees during the nine months ended December 31, 2012 compared to no such payments during the nine months ended December 31, 2013. The Partnership makes payments to the general Partner or affiliates after management reviews the cash position of the Partnership. The Partnership paid $(8,000) from sale of Local Limited Partnerships compared to net proceeds of $24,000 received during the nine months ended December 31, 2012. Proceeds and payments on sale vary from period to period depending on the economic conditions and the market for the properties in the specific location.

During the nine months ended December 31, 2013, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, increased by $134,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2013, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through February 28, 2015.

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

Item 4. Controls and Procedures, continued

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2013 and March 31, 2013, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2013 and December 31, 2012, (iii) the Statement of Partners’ Equity (Deficit) for the nine months ended December 31, 2013, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and December 31, 2012, and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 5

By: WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	January 31, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	January 31, 2014

