Form 10-K
period 2014-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2014-06-23
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

The general partner of the Partnership is WNC & Associates, Inc. (the “General Partner” or “Associates”). The chairman and president of Associates own all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement prospectus and supplements thereto, filed with the U.S. Securities and Exchange Commission (the “SEC”), on June 23, 1997, the Partnership commenced a public offering of 25,000 units of limited partnership interest (“Partnership Units”) at a price of $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of March 31, 2014, a total of 24,853 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

As a consequence of the provisions of tax law in effect for dispositions of buildings prior to August 2008, in order to avoid recapture of Low Income Housing Tax Credits, the Partnership expected that it would not dispose of its interests in Local Limited Partnerships (“Local Limited Partnership Interests”) or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. That provision of law was amended in 2008 (i) to provide that there would be no recapture on sale of a Low Income Housing Tax Credit building during the Compliance Period if it were reasonable to expect at the time of sale that the building would continue to be operated as qualified low income housing (see “Exit Strategy” below) and (ii) to eliminate the possibility of posting a bond against potential recapture. The Partnership is seeking to sell its Local Limited Partnership Interests. Nonetheless, because of (i) the nature of the Housing Complexes and the Local Limited Partnership Interests, (ii) the difficulty of predicting the resale market for low income housing, (iii) the current economy, and (iv) the ability of lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership’s Agreement of Limited Partnership dated March 3, 1997 (the “Partnership Agreement”), will be accomplished in the near term. Furthermore, the codification of the economic substance doctrine as part of 2010 legislation has created some uncertainty about the deductibility of losses from low income housing that is not generating Low Income Housing Tax Credits, and this could have an adverse effect on the resale market for Housing Complexes and Local Limited Partnership Interests. If a Local Limited Partnership Interest or the related Housing Complex is not sold, it is anticipated that the Local General Partner would continue to operate such Housing Complex.

The Partnership originally invested in fifteen Local Limited Partnerships, nine of which have been sold or otherwise disposed of as of March 31, 2014. Each of these Local Limited Partnerships owns or owned one Housing Complex, all of which were eligible for the Federal Low Income Housing Tax Credit. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

The following table reflects the 15-year compliance period of the six remaining Housing Complexes:

Expiration Date for 15-year Compliance Period
Local Limited Partnership Name	Compliance Period Expiration Date

Apartment Housing of Theodore, Ltd.	2013
Bradley Villas, L.P.	2012
Spring Valley Terrace Apts., LLC	2012
Mark Twain Senior Community L.P.	2012
Hillcrest Heights, L.P.	2011
Mansur Wood Living Center, L.P.	2015

With that in mind, the General Partner is continuing its review of the Housing Complexes, with special emphasis on the more mature Housing Complexes such as any that have satisfied the IRS compliance requirements. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P., Enhance, L.P., El Reno Housing Associates L.P., and Austin Gateway, Ltd.

During the year ended March 31, 2014, the Housing Complexes of United Development Co., L. P. 97.1 (“UD97.1”) and United Development Co., L.P. 97.2 (“UD 97.2”) were sold. The investment balance was zero at the time of sale for both Local Limited Partnerships. UDC 97.1, and UDC 97.2 were appraised for $1,100,000 each, and had a mortgage note balance of $814,000 and $328,000, respectively, as of December 31, 2012. Both partnerships had other debt including past due property taxes. Both UD 97.1 and UD 97.2 had filed for bankruptcy and both properties were disposed of under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for either of these deals. The mortgage notes on both Partnerships were in technical default due to the fact that property taxes were not current. The Housing Complexes were disposed of and all encumbrances of debt were transferred with the dispositions. Both UDC 97.1 and UDC 97.2 were dissolved as of March 31, 2014. The Compliance Periods have been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $11,186 in sale expenses which was recorded as a loss on sale.

During the year ended March 31, 2014, the Partnership sold its Local Limited Partnership interest in Hughes Villas for $30,000. Hughes Villas was appraised for $560,000 and had a mortgage note balance of $707,000 as of December 31, 2013. The Partnership incurred $4,568 of sales related expenses which were netted against the proceeds from sale to calculate the gain on sale. The Partnership’s investment balance was zero at the time of the sale; therefore a gain of $25,432 was recorded during the year ended March 31, 2014. The $30,000 cash proceeds were used as followed: $5,000 in accrued asset management fees were paid and $25,000 was used to reimbursed the GP or affiliates for operating expenses and advances. No cash distribution was made to the Local Limited Partners as a result of this sale. The Compliance Period has been completed therefore there was no risk of recapture.

As of March 31, 2014, Bradley Villas, L.P., Hillcrest Heights, L.P. (Hillcrest), Mark Twain Senior Community, L.P., and Spring Valley Terrace Apartments, LLC, were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown for all properties except Hillcrest.

Subsequent to March 31, 2014, Housing Complex of Hillcrest was sold, terminating the Partnership’s interest in the Local Limited Partnership. Hillcrest Heights was appraised for $860,000 and had a mortgage balance of $385,000 as of December 31, 2013. The Partnership received $324,656 in cash proceeds of which $249,656 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $75,000 will be used to pay accrued asset management fees. The estimated sales related expenses are $3,000 and estimated gain on sale is $321,656. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

Any portion of a Low Income Housing Tax Credit which is allowed to a Limited Partner under such rules is then aggregated with all of the Limited Partner’s other business credits. The aggregate is then subject to the general limitation on all business credits. That limitation provides that a Limited Partner can use business credits to offset the Limited Partner’s annual tax liability equal to $25,000 plus 75% of the Limited Partner’s tax liability in excess of $25,000. However, there may be limits on the use of business credits to offset any alternative minimum tax. All of these concepts are extremely complicated.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex.

The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests.

Uninsured casualties could result in losses and recapture. There are casualties which are either uninsurable or not economically insurable. These include earthquakes, floods, wars and losses relating to hazardous materials or environmental matters. If a Housing Complex experienced an uninsured casualty, the Partnership could lose both its invested capital and anticipated profits in such property. Even if the casualty were an insured loss, the Local Limited Partnership might be unable to rebuild the destroyed property. A portion of prior Low Income Housing Tax Credits could be recaptured and future Low Income Housing Tax Credits could be lost if the Housing Complex were not restored within a reasonable period of time. And liability judgments against the Local Limited Partnership could exceed available insurance proceeds or otherwise materially and adversely affect the Local Limited Partnership. The cost of liability and casualty insurance has increased in recent years. Casualty insurance has become more difficult to obtain and may require large deductible amounts.

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

The Partnership’s investment protection policies will be worthless if the net worth of the Local General Partners is not sufficient to satisfy their obligations. There is a risk that the Local General Partners will be unable to perform their financial obligations to the Partnership. The General Partner has not established a minimum net worth requirement for the Local General Partners. Rather, at the time of the Partnerships investment, each Local General Partner demonstrated a net worth which the General Partner believed was appropriate under the circumstances. The assets of the Local General Partners are likely to consist primarily of real estate holdings and similar assets. The fair market value of these types of assets is difficult to estimate. These types of assets cannot be readily liquidated to satisfy the financial guarantees and commitments which the Local General Partners make to the Partnership. Moreover, other creditors may have claims on these assets. No escrow accounts or other security arrangements will be established to ensure performance of a Local General Partner’s obligations. The cost to enforce a Local General Partner’s obligations may be high. If a Local General Partner does not satisfy its obligations the Partnership may have no remedy, or the remedy may be limited to removing the Local General Partner as general partner of the Local Limited Partnership.

Fluctuating economic conditions can reduce the value of real estate. The Partnership’s principal business objective is providing its Limited Partners with Low Income Housing Tax Credits, not the generation of gains from the appreciation of real estate held by the Local Limited Partnerships. In its financial statements, the Partnership has carried its investments in Local Limited Partnerships at values reflecting the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership of its interests in the Local Limited Partnerships. As of March 31, 2014, the Partnership had reduced the carrying amount to $0 with respect to all of its investments.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by approximately $39,000, $41,000, and $51,000 for the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership’s future contractual cash obligations consist solely of its obligations to pay future annual asset management fees. These will equal approximately $36,000 per year through the termination of the Partnership, which must occur no later than December 31, 2052. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the nine Housing Complexes for which the Partnership had ownership during the year, as of the dates or for the periods indicated:

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	$1,187,000	$1,187,000	40	$1,855,000	$981,000

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	501,000	501,000	20	806,000	509,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	WNC & Associates	609,000	609,000	32	997,000	385,000

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	*	*	20	334,000	708,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	6,531,000	6,531,000	115	8,953,000	2,862,000

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	740,000	740,000	106	1,132,000	1,454,000

			As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnerships	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnerships

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	716,000	716,000	20	1,102,000	691,000

			$10,284,000	$10,284,000	353	$15,179,000	$7,590,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10-year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. All of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and allocated to the Limited Partners and General Partner and are no longer available to be allocated to the Partnership’s Limited Partners.

*	The Local Limited Partnership was sold subsequent to December 31, 2013 but prior to March 31, 2014.

	For the year ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Apartment Housing of Theodore	$185,000	$(38,000)	98.99%

Bradley Villas Limited Partnership	44,000	(39,000)	99.00%

Hillcrest Heights, L.P.	199,000	20,000	99.99%

Hughes Villas Limited Partnership	143,000	3,000	99.00%

Mansur Wood Living Center, L.P.	789,000	(329,000)	98.99%

Mark Twain Senior Community Limited Partnership	444,000	(186,000)	98.99%

Spring Valley Terrace Apartments, LLC	82,000	(27,000)	99.98%

	$1,886,000	$(596,000)

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Apartment Housing of Theodore	Theodore, Alabama	Apartment Developers, Inc. and Thomas H. Cooksey	100%	85%	100%	85%	75%

Austin Gateway, Ltd.	Austin, Texas	Gary L. Kersch	N/A	N/A	**	**	92%

Bradley Villas Limited Partnership	Bradley, Arkansas	Horizon Bank	50%	55%	45%	65%	60%

Chillicothe Plaza Apts. L.P.	Chillicothe, Missouri	MBL Development Co.	N/A	N/A	N/A	N/A	79%

Concord Apartment Partners, L.P.	Orlando, Florida	New Communities, LLC, a Colorado limited liability Company N/A	N/A	N/A	N/A	N/A	N/A

El Reno Housing Associates Limited Partnership	El Reno, Oklahoma	Cowen Properties, Inc., an Oklahoma Corporation	N/A	N/A	90%	93%	94%

Enhanced, L.P.	Baton Rouge, Louisiana	Olsen Securities Corp.	N/A	N/A	N/A	43%	65%

Hillcrest Heights, L.P. (1)	Marshalltown, Iowa	WNC & Associates	97%	97%	91%	100%	97%

Hughes Villas Limited Partnership	Hughes, Arkansas	Billy Wayne Bunn	90%	90%	70%	95%	90%

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	Elderly Living Development, Inc.	100%	100%	100%	100%	100%

Mark Twain Senior Community Limited Partnership	Oakland, California	Thomas P. Lam and Marilyn S. Lam	85%	94%	89%	95%	99%

			Occupancy Rates As of December 31,
Local Limited Partnership Name	Location	General Partner Name	2013	2012	2011	2010	2009

Murfreesboro Villas Limited Partnership	Murfreesboro, Arkansas	Murfreesboro Industrial Development Corporation	N/A	N/A	N/A	N/A	N/A

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	Spring Valley Terrace, Inc.	75%	85%	75%	70%	75%

United Development Co., L.P. - 97.1	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	N/A	**	93%	98%	98%

United Development Co., L.P. - 97.2	Memphis, Tennessee	Harold E. Buehler, Sr. and Jo Ellen Buehler	N/A	**	95%	90%	90%

		Weighted average	90%	92%	90%	91%	91%

N/A – The Local Limited Partnership was sold as of the respective year end.

** The Partnership was unable to obtain the occupancy rate as of the respective year end.

(1)	The Local Limited Partnership was sold subsequent to December 31, 2013 but prior to March 31, 2014.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

(b)	At March 31, 2014, there were 1,419 Limited Partners and 0 assignees of Partnership Units who were not admitted as Limited Partners.

(c)	The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement. During the years ended March 31, 2014, 2013 and 2012, the Partnership made no cash distributions to the Limited Partners.

(d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

(e)	The Partnership does not issue common stock.

(f)	No unregistered securities were sold by the Partnership during the year ended March 31, 2014.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

	March 31,
	2014	2013	2012	2011	2010

ASSETS
Cash	$17,011	$27,618	$22,005	$29,800	$38,295
Investments in Local Limited Partnerships, net	-	-	-	-	281,192
Other assets	12,917	16,350	-	-	-

Total Assets	$29,928	$43,968	$22,005	$29,800	$319,487

LIABILITIES
Accrued expenses	$-	$-	$-	$3,940	$-
Accounts payable	-	10,609	-	-	-
Accrued fees and expenses due to General Partner and affiliates	1,322,527	1,170,183	1,059,790	1,005,138	885,799

Total Liabilities	1,322,527	1,180,792	1,059,790	1,009,078	885,799

PARTNERS’ EQUITY (DEFICIT)	(1,292,599)	(1,136,824)	(1,037,785)	(979,278)	(566,312)

Total Liabilities and Partners’ Equity (Deficit)	$29,928	$43,968	$22,005	$29,800	$319,487

Selected results of operations, cash flows and other information for the Partnership are as follows:

	For the Years Ended March 31,
	2014	2013	2012	2011	2010
Loss from operations (Note 1)	$(241,023)	$(123,357)	$(138,511)	$(370,566)	$(1,019,493)
Equity in losses of Local Limited Partnerships	-	-	-	(85,966)	(527,603)
Gain on sale of Local Limited Partnerships	14,246	24,314	-	43,560	1,124
Interest income	2	4	4	6	37
Net loss	$(226,775)	$(99,039)	$(138,507)	$(412,966)	$(1,545,935)

Net loss allocated to:
General Partner	$(2,268)	$(990)	$(1,385)	$(4,130)	$(15,459)
Limited Partners	$(224,507)	$(98,049)	$(137,122)	$(408,836)	$(1,530,476)
Net loss per Partnership Unit	$(9.03)	$(3.94)	$(5.48)	$(16.35)	$(61.22)
Outstanding weighted Partnership Units	24,853	24,903	25,000	25,000	25,000

Note 1-Loss from operations for the years ended March 31, 2014, 2013, 2012, 2011 and 2010 includes a charge for impairment losses on investments in Local Limited Partnerships of $0, $0, $0, $195,226, and $955,137, respectively.

	For the Years Ended March 31,

	2014	2013	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(24,853)	$(18,701)	$(7,795)	$(52,055)	$16,050
Investing activities	14,246	24,314	-	43,560	-

Net change in cash	(10,607)	5,613	(7,795)	(8,495)	16,050

Cash, beginning of period	27,618	22,005	29,800	38,295	22,245

Cash, end of period	$17,011	$27,618	$22,005	$29,800	$38,295

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2013	2012	2011	2010	2009

Federal	$-	$-	$-	$26	$65

State	-	-	-	-	-

Total	$-	$-	$-	$26	$65

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

Financial Condition

The Partnership’s assets at March 31, 2014 consisted of $17,000 in cash and $13,000 in other assets. Liabilities at March 31, 2014 consisted of $1,323,000 of accrued fees and expenses due to the General Partner and affiliates (see “Future Contractual Cash Obligations’ below).

Results of Operations

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The Partnership’s net loss for the year ended March 31, 2014 was $(227,000), reflecting an increase of $(128,000) from the net loss experienced for the year ended March 31, 2013 of $(99,000). The increase in net loss was largely due to an increase of $(118,000) in legal and accounting fees for the year ended March 31, 2014. Legal and accounting fees increased due to legal expenses related to the Wells Fargo lawsuit against Local General Partner of United Development Co.,-97.1 L.P. (UD 97.1) and United Development Co., L.P.- 97.2 (UD 97.2) and proxy expenses for potential dispositions. Asset management fees decreased by $9,000 for the year ended March 31, 2014 due to the fact that the fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. There was a decrease of $(10,000) in a gain on sale of Local Limited Partnerships during the year ended March 31, 2014. The number of dispositions and gains or losses recorded vary form period to period depending on the economic conditions and the market for the properties in the specific location. Write off of other assets increased by $(7,000) Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose of the properties for the year ended March 31, 2014.

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

Liquidity and Capital Resources

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013 The net decrease in cash during the year ended March 31, 2014 was $(11,000) compared to the net increase in cash for the year ended March 31, 2013 of $6,000. The change was partially due to a $(11,000) payment of outstanding accounts payable during the year ended March 31, 2014. The Partnership reimbursed the General Partner or an affiliate $(25,000) for expenses paid on its behalf during the year ended March 31, 2014 compared to the $(23,000) reimbursed during the year ended March 31, 2013. The Partnership paid accrued asset management fees of $(5,000) during the year ended March 31, 2014 compared to $(13,000) paid during the year ended March 31, 2013. The accrued asset management fees and reimbursements to the General Partner or an affiliate are paid after management reviews the cash position of the Partnership. Additionally, the Partnership received $30,000 in net proceeds from the sales of three Local Limited Partnerships for the year ended March 31, 2014 compared to $24,000 received from the sales of two Local Limited Partnerships during the year ended March 31, 2013. Proceeds and payments on sale vary from period to period depending on the economic conditions and the market for the properties in the specific location.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012 The net increase in cash during the year ended March 31, 2013 was $6,000 compared to the net decrease in cash for the year ended March 31, 2012 of $(8,000).  The Partnership reimbursed the General Partner or an affiliate $(23,000) for expenses paid on its behalf during the year ended March 31, 2013 compared to no reimbursements made during the year ended March 31, 2012. The Partnership paid accrued asset management fees of $(13,000) during the year ended March 31, 2013 compared to $(10,000) paid during the year ended March 31, 2012. Additionally, the Partnership received no proceeds from the sale of Local Limited Partnerships for the year ended March 31, 2012 compared to the $24,000 received from the sales of two Local Limited Partnerships during the year ended March 31, 2013. Reporting fees decreased by $(2,000) for the year ended March 31, 2013. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Accrued payables, which consist primarily of related party management fees due to the General Partner, increased by approximately $152,000, $110,000, and $55,000, for the years ended March 31, 2014, 2013 and 2012, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

Other Matters

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

Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total

Asset management fees (1)	$1,358,486	$35,959	$35,959	$35,959	$35,959	$1,186,647	$2,688,969
Total contractual cash obligations	$1,358,486	$35,959	$35,959	$35,959	$35,959	$1,186,647	$2,688,969

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than 2052. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes owned at March 31, 2014, excluding Hillcrest which was disposed of subsequent to March 31, 2014 until December 31, 2052. Amounts due to the General Partner as of March 31, 2014 have been included in the 2015 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 5

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the “Partnership”) as of March 31, 2014 and 2013, and the related statements of operations, partners’ equity (deficit), and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 5 as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to the years ended March 31, 2014 and 2013 is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ CohnReznick LLP

Bethesda, Maryland
June 23, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Partners

WNC Housing Tax Credit Fund VI, L.P., Series 5

We have audited the accompanying statements of operations, partners’ deficit and cash flows of WNC Housing Tax Credit Fund VI, L.P., Series 5 (the Partnership) for the year ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, WNC Housing Tax Credit Fund VI, L.P., Series 5’s results of its operations and its cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 15(a)(2) in the index related to year above are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 22, 2012

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2014	2013

ASSETS

Cash	$17,011	$27,618
Investment in Local Limited
Partnerships, net	-	-
Other assets	12,917	16,350

Total Assets	$29,928	$43,968

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable	$-	$10,609
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,322,527	1,170,183

Total Liabilities	1,322,527	1,180,792

Partners’ Equity (Deficit):
General Partner	72,379	3,647
Limited Partners (25,000 Partnership Units authorized; 24,853 and 24,903 Partnership Units issued and outstanding, respectively)	(1,364,978)	(1,140,471)

Total Partners’ Equity (Deficit)	(1,292,599)	(1,136,824)

Total Liabilities and Partners’ Equity (Deficit)	$29,928	$43,968

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2014	2013	2012
Operating income:
Reporting fees	$-	$-	$2,200

Total operating income	-	-	2,200

Operating expenses:
Asset management fees (Note 3)	44,082	53,500	60,583
Legal and accounting	169,283	51,740	53,307
Write off of other assets	6,050	-	-
Other	21,608	18,117	26,821

Total operating expenses	241,023	123,357	140,711

Loss from operations	(241,023)	(123,357)	(138,511)

Gain on sale of Local Limited Partnerships	14,246	24,314	-

Interest income	2	4	4

Net loss	$(226,775)	$(99,039)	$(138,507)

Net loss allocated to:
General Partner	$(2,268)	$(990)	$(1,385)

Limited Partners	$(224,507)	$(98,049)	$(137,122)

Net loss per Partnership Unit	$(9.03)	$(3.94)	$(5.48)

Outstanding weighted Partnership Units	24,853	24,903	25,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For The Years Ended March 31, 2014, 2013 and 2012

	General Partner	Limited Partners	Total

Partners’ deficit at March 31, 2011	$(73,978)	(905,300)	(979,278)

Contributions (Note 6)	80,000	-	80,000

Net loss	(1,385)	(137,122)	(138,507)

Partner’s equity (deficit) at March 31, 2012	4,637	(1,042,422)	(1,037,785)

Net loss	(990)	(98,049)	(99,039)

Partner’s equity (deficit) at March 31, 2013	3,647	(1,140,471)	(1,136,824)

Contributions (Note 6)	71,000	-	71,000

Net loss	(2,268)	(224,507)	(226,775)

Partner’s equity (deficit) at March 31, 2014	$72,379	$(1,364,978)	$(1,292,599)

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2014	2013	2012

Cash flows from operating activities:
Net loss	$(226,775)	$(99,039)	$(138,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(14,246)	(24,314)	-
Decrease (increase) in other assets	3,433	(16,350)	-
Decrease in accrued expenses	-	-	(3,940)
Increase (decrease) in accounts payable	(10,609)	10,609	-
Increase in accrued fees and expenses due to General Partner and affiliates	223,344	110,393	134,652

Net cash used in operating activities	(24,853)	(18,701)	(7,795)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	14,246	24,314	-

Net cash provided by investing activities	14,246	24,314	-

Net increase (decrease) in cash	(10,607)	5,613	(7,795)

Cash, beginning of period	27,618	22,005	29,800

Cash, end of period	$17,011	$27,618	$22,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$800

NON-CASH FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$71,000	$-	$80,000

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2014, 2013 and 2012

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

The Partnership Agreement authorized the sale of up to 25,000 units of Limited Partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of March 31, 2014, a total of 24,853 Partnership Units remain outstanding. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2014.

The proceeds from the disposition of any Housing Complex will be used first to pay debts and other obligations per the applicable Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the applicable Local Limited Partnership Agreement.

The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any amounts of cash will be distributed to the Limited Partners, as the proceeds first would be used to pay Partnership obligations and to fund reserves. Similarly, there can be no assurance that the Partnership will be able to sell its Local Limited Partnership Interests, or that cash therefrom would be available for distribution to the Limited Partners.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of March 31, 2013, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P., Enhance, L.P., El Reno Housing Associates L.P., and Austin Gateway, Ltd.

During the year ended March 31, 2014, the Housing Complexes of United Development Co., L. P. 97.1 (“UD97.1”) and United Development Co., L.P. 97.2 (“UD 97.2”) were sold. The investment balance was zero at the time of sale for both Local Limited Partnerships. UDC 97.1, and UDC 97.2 were appraised for $1,100,000 each, and had a mortgage note balance of $814,000 and $328,000, respectively, as of December 31, 2012. Both partnerships had other debt including past due property taxes. Both UD 97.1 and UD 97.2 had filed for bankruptcy and both properties were disposed of under the supervision of the bankruptcy court. There were no cash proceeds to the Partnership for either of these deals. The mortgage notes on both Partnerships were in technical default due to the fact that property taxes were not current. The Housing Complexes were disposed of and all encumbrances of debt were transferred with the dispositions. Both UDC 97.1 and UDC 97.2 were dissolved as of March 31, 2014. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required. The Partnership incurred approximately $11,186 in sale related expenses which was recorded as a loss on sale.

During the year ended March 31, 2014, the Partnership sold its Local Limited Partnership interest in Hughes Villas for $30,000. Hughes Villas was appraised for $560,000 and had a mortgage note balance of $707,000 as of December 31, 2013. The Partnership incurred $4,568 of sales related which were netted against the proceeds from sale to calculate the gain on sale. The Partnership’s investment balance was zero at the time of the sale; therefore a gain of $25,432 was recorded during the year ended March 31, 2014. The $30,000 cash proceeds were used as followed: $5,000 in accrued asset management fees were paid and $25,000 was used to reimbursed the GP or affiliates for operating expenses and advances. No cash distribution was made to the Local Limited Partners as a result of this sale. The compliance period has been completed therefore there was no risk of recapture.

As of March 31, 2014, Bradley Villas, L.P., Hillcrest Heights, L.P. ( Hillcrest), Mark Twain Senior Community, L.P., and Spring Valley Terrace Apartments, LLC, were identified for disposition. Contracts have been drafted and are currently under review by potential purchasers of the Limited Partnership interests. As of the date of this report, the estimated purchase prices are still unknown for all properties except Hillcrest.

Subsequent to March 31, 2014, the Housing Complex of Hillcrest was sold, terminating the Partnership’s interest in the Local Limited Partnership. Hillcrest Heights was appraised for $860,000 and had a mortgage balance of $385,000 as of December 31, 2013. The Partnership received $321,000 in cash proceeds of which $246,000 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $75,000 is to be placed in the Partnerships reserves for future operating expenses. The estimated sales related expenses are $3,000 and estimated gain on sale is $318,000. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Distributions received from the Local Limited Partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2014, all investment accounts in Local Limited Partnerships had reached zero.

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

For the Years Ended March 31, 2014, 2013 and 2012

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2010. The adoption of this update did not materially affect the Partnership’s financial statements.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of March 31, 2014 and 2013, the Partnership owns Local Limited Partnership interests in 6 and 9 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate 333 and 413 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2014 and 2013, is approximately $1,529,000 and $2,807,000, respectively, less than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined financial statements presented below. This difference is primarily due to unrecorded losses as discussed below, and acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account along with impairment losses recorded in the Partnership’s investment account.

At March 31, 2014 and 2013, the investment accounts in the Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of losses for the years ended March 31, 2014, 2013 and 2012, amounting to approximately $590,000, $717,000 and $931,000, respectively, has not been recognized. As of March 31, 2014, the aggregate share of net losses not recognized by the Partnership amounted to $2,684,000.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

COMBINED CONDENSED BALANCE SHEETS

	2013	2012

ASSETS

Buildings and improvements (net of accumulated depreciation as of December 31, 2013 and 2012 of $10,565,000 and $11,780,000, respectively)	$10,198,000	$12,922,000
Land	355,000	521,000
Other assets	613,000	627,000

Total assets	$11,166,000	$14,070,000

LIABILITIES

Mortgage loans payable	$7,590,000	$8,613,000
Due to related parties	1,239,000	1,282,000
Other liabilities	813,000	1,374,000

Total liabilities	9,642,000	11,269,000

PARTNERS’ EQUITY (DEFICIT)

WNC Housing Tax Credit Fund VI, L.P., Series 5	1,529,000	2,807,000
Other partners	(5,000)	(6,000)

Total partners’ equity (deficit)	1,524,000	2,801,000

Total liabilities and partners’ equity (deficit)	$11,166,000	$14,070,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2013	2012	2011

Revenues	$1,950,000	$2,393,000	$2,985,000

Expenses:
Operating expenses	1,474,000	1,809,00	2,285,000
Interest expense	394,000	481,000	579,000
Depreciation and amortization	678,000	826,000	1,058,000

Total expenses	2,546,000	3,116,000	3,922,000

Net loss	$(596,000)	$(723,000)	$(937,000)

Net loss allocable to the Partnership	$(590,000)	$(717,000)	$(931,000)

Net loss recorded by the Partnership	$-	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership Interest and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset Management fees of $44,082, $53,500, and $60,583, were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $5,000, $13,000 and $10,000 was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $25,000, $23,000 and $0, during the years ended March 31, 2014, 2013 and 2012, respectively.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred in the three year period ended March 31, 2014.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2014	2013
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$354,619	$241,357
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	740,883	701,801

Total	$1,322,527	$1,170,183

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of the future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through June 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31

2014

Operating expenses	$(101,000)	$(63,000)	$(26,000)	$(51,000)

Loss from operations	(101,000)	(63,000)	(26,000)	(51,000)

Gain (loss) on sale of Local Limited Partnerships	-	-	(8,000)	22,000

Net loss	(101,000)	(63,000)	(34,000)	(29,000)

Net loss available to Limited Partners	(100,000)	(62,000)	(34,000)	(29,000)

Net loss per Partnership Unit	(4)	(3)	(1)	(1)

	June 30	September 30	December 31	March 31

2013

Operating expenses	$(54,000)	$(26,000)	$(18,000)	$(25,000)

Loss from operations	(54,000)	(26,000)	(18,000)	(25,000)

Gain on sale of Local Limited Partnerships	-	24,000	-	-

Net loss	(54,000)	(2,000)	(18,000)	(25,000)

Net loss available to Limited Partners	(53,000)	(2,000)	(18,000)	(25,000)

Net loss per Partnership Unit	(2)	-	(1)	(1)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

For the Years Ended March 31, 2014, 2013 and 2012

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

NOTE 5 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership in total had voluntarily advanced $312,223, $312,203 and $874,416 as of each year ended March 31, 2014, 2013, and 2012, respectively, to three Local Limited Partnerships, El Reno Housing Associates, L.P., Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. All advances were reserved for in full during the year they were advanced. El Reno Housing Associates, L.P. was sold during the year ended March 31, 2013, therefore the advances and related reserves were written off.

NOTE 6 - CAPITAL CONTRIBUTION BY GENERAL PARTNER

The Partnership was relieved of debt by the General Partner totaling $71,000, $0 and $80,000 during the years ended March 31, 2014, 2013 and 2012, respectively. The debt was a result of operating expenses paid on behalf of the Partnership by the General Partner of an affiliate. The cancellation of debt is considered a capital contribution by the General Partner to the Partnership and as such it is reflected in the Statement of Partner’s Equity (Deficit) in the Partnership’s financial statements.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Housing Complex of Hillcrest was sold, terminating the Partnership’s interest in the Local Limited Partnership. Hillcrest Heights was appraised for $860,000 and had a mortgage balance of $385,000 as of December 31, 2013. The Partnership received $324,656 in cash proceeds of which $249,656 will be used to reimburse the General Partner or affiliates for expenses paid on its behalf and $75,000 will be used to pay accrued asset management fees. The estimated sales related expenses are $3,000 and estimated gain on sale is $321,656. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2014. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2014.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Evaluation of disclosure controls and procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information. Accordingly, the management of Associates believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

NONE

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executives officers or employees of its own.  The business of the Partnership is conducted primarily through Associates.  Associates is a California corporation which was organized in 1971.  The following biographical information is presented for the officers and employees of Associates with principal responsibility for the Partnership’s affairs.

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

Item 11. Executive Compensation

The General Partner and its affiliates are not permitted under Section 5.6.1 of the Partnership’s Agreement of Limited Partnership (the “Agreement,” incorporated as Exhibit 3.1 to this report) to receive any salary, fees, profits, distributions or allocations from the Partnership or any Local Limited Partnership in which the Partnership invests except as expressly allowed by the Agreement. The compensation and other economic benefits to the General Partner and its affiliates provided for in the Agreement and paid during the periods covered by this report or that could be paid in future periods are summarized below.

(a)	Compensation for Services

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any affiliate may receive an annual asset management fee in an amount equal to 0.2% of that portion of Invested Assets in Local Limited Partnerships which are attributable to apartment units receiving government assistance. “Invested Assets” means the sum of the Partnership’s original investment in Local Limited Partnerships and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $44,082, $53,500 and $60,583 were incurred during the years ended March 31, 2014, 2013 and 2012, respectively, of which $5,000, $13,000 and $10,000, was paid during the years ended March 31, 2014, 2013 and 2012, respectively.

Subject to a number of terms and conditions set forth in the Agreement, the General Partner and its affiliates may be entitled to compensation for property management services actually rendered by the General Partner or itsaffiliates respecting the Housing Complexes owned by Local Limited Partnerships. No property management services were rendered and no compensation was payable for such services during the periods covered by this report.

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

The Partnership incurred operating expenses reimbursable to the General Partner or its affiliates in the amounts of approximately $208,462, $92,893 and 84,068 during the years ended March 31, 2014, 2013 and 2012, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $25,000, $23,000 and $0, during the years ended March 31, 2014, 2013 and 2012, respectively.

(c)	Interest in Partnership

The General Partner receives 1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated $0, $0, and $0, for the General Partner for the years ended December 31, 2013, 2012 and 2011, respectively. The General Partner is also entitled to receive 1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2014, 2013 and 2012. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital plus a specified return on capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions to the General Partner during the years ended March 31 2014, 2013 and 2012.

(d)	Subordinated Disposition Fee

The General Partner may receive a subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	Compensation Committee Interlocks and Insider Participation

The Partnership has no compensation committee.

(f)	Compensation Committee Report

The Partnership has no compensation committee.

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

The management and control of Associates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firms for the years ended March 31:

	2014	2013

Audit Fees	$22,450	$21,450
Audit-related Fees	-
Tax Fees	-
All Other Fees	-
TOTAL	$22,450	$21,450

The Partnership has no audit committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are pre-approved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2014 and 2013
Statements of Operations for the years ended March 31, 2014, 2013 and 2012
Statements of Partners’ Equity (Deficit) for the years ended March 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012
Notes to Financial Statements

(a)(2)	List of financial statement schedules included in Part IV hereof:

Schedule III - Real Estate Owned by Local Limited Partnerships

(a)(3)	Exhibits.

3.1	Agreement of Limited Partnership dated as of March 3, 1997 included as Exhibit 3.1 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated herein as Exhibit 3.1.

3.2	First Amendment to Agreement of Limited Partnership dated August 29, 1997 included as Exhibit 3.2 to the Form 10-K filed for the year ended December 31, 1997, is hereby incorporated as Exhibit 3.2.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2014 and 2013, (ii) the Statements of Operations for the years ended March 31, 2014, 2013 and 2012, (iii) the Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012 and (iv) the Statement of Partner’s Equity (Deficit) for the years ended March 31, 2014 , 2013 and 2012, (v) the Notes to Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$1,187,000	$1,187,000	$981,000	$63,000	$2,284,000	$1,047,000	$1,300,000

Bradley Villas Limited Partnership	Bradley, Arkansas	501,000	501,000	509,000	30,000	970,000	440,000	560,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	385,000	30,000	1,193,000	507,000	716,000

Hughes Villas Limited Partnership	Hughes, Arkansas	*	*	708,000	12,000	975,000	458,000	529,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	2,862,000	51,000	11,067,000	5,560,000	5,558,000

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

		As of March 31, 2014		As of December 31, 2013
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,454,000	130,000	2,864,000	1,993,000	1,001,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	691,000	39,000	1,410,000	560,000	889,000

		$10,284,000	$10,284,000	$7,590,000	$355,000	$20,763,000	$10,565,000	$10,553,000

* The Local Limited Partnership was sold subsequent to December 31, 2013 but prior to March 31, 2014.

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2014

	For the Year Ended December 31, 2013
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$185,000	$(38,000)	1998	40.0

Bradley Villas Limited Partnership	44,000	(39,000)	1998	40.0

Hillcrest Heights, L.P.	199,000	20,000	1998	27.0

Hughes Villas Limited Partnership	143,000	3,000	1998	40.0

Mansur Wood Living Center, L.P.	789,000	(329,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	444,000	(186,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	82,000	(27,000)	1997	40.0

	$1,886,000	$(596,000)

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Apartment Housing of Theodore	Theodore, Alabama	$1,187,000	$1,187,000	$1,006,000	$63,000	$2,284,000	$983,000	$1,364,000

Austin Gateway, Ltd.	Austin, Texas	501,000	501,000	513,000	30,000	970,000	416,000	584,000

Hillcrest Heights, L.P.	Marshalltown, Iowa	609,000	609,000	385,000	30,000	1,193,000	479,000	744,000

Hughes Villas Limited Partnership	Hughes, Arkansas	182,000	182,000	724,000	12,000	975,000	435,000	552,000

Mansur Wood Living Center, L.P.	Carbon Cliff, Illinois	6,531,000	6,531,000	2,945,000	52,000	11,039,000	5,163,000	5,928,000

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

		As of March 31, 2013		As of December 31, 2012
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value
Mark Twain Senior Community Limited Partnership	Oakland, California	740,000	740,000	1,207,000	130,000	2,869,000	1,801,000	1,198,000

Spring Valley Terrace Apartments, LLC	Mayer, Arizona	716,000	716,000	691,000	39,000	1,410,000	525,000	924,000

United Development Co., L.P. - 97.1	Memphis, Tennessee	1,845,000	1,845,000	814,000	100,000	3,000,000	1,492,000	1,608,000

United Development Co., L.P. - 97.2	Memphis, Tennessee	743,000	743,000	328,000	65,000	962,000	486,000	541,000

		$13,054,000	$13,054,000	$8,613,000	$521,000	$24,702,000	$11,780,000	$13,443,000

WNC Housing Tax Credit Fund VI, L.P., Series 5

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2013

	For the Year Ended December 31, 2012
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Apartment Housing of Theodore	$177,000	$(70,000)	1998	40.0

Bradley Villas Limited Partnership	40,000	(53,000)	1998	40.0

Hillcrest Heights, L.P.	201,000	26,000	1998	27.0

Hughes Villas Limited Partnership	124,000	(29,000)	1998	40.0

Mansur Wood Living Center, L.P.	738,000	(390,000)	1998	27.5

Mark Twain Senior Community Limited Partnership	648,000	(19,000)	1998	27.5

Spring Valley Terrace Apartments, LLC	68,000	(42,000)	1997	40.0

United Development Co., L.P. - 97.1	252,000	(116,000)	1998	27.5

United Development Co., L.P. - 97.2	114,000	(30,000)	1998	27.5

	$2,362,000	$(723,000)

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

Date: June 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.,
Chief Executive Officer, President and Director of WNC & Associates, Inc. (principal executive officer)

Date: June 23, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk,
Vice-President - Chief Financial Officer of WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date: June 23, 2014

By:	/s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
Chairman of the Board of WNC & Associates, Inc.

Date: June 23, 2014

By:	/s/ Kay L. Cooper
Kay L. Cooper
Director of WNC & Associates, Inc.

Date: June 23, 2014

