Form 10-Q
period 2014-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2014-08-12
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2014	March 31, 2014

ASSETS

Cash	$25,473	$17,011
Investments in Local Limited Partnerships, net (Notes 2 and 3)	-	-
Other assets	11,657	12,917

Total Assets	$37,130	$29,928

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accounts payable	2,460	-
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$1,019,536	$1,322,527

Total Liabilities	1,021,996	1,322,527

Partners’ Equity (Deficit):
General Partner	75,456	72,379
Limited Partners (25,000 Partnership Units authorized; 24,803 and 24,853 Partnership Units issued and outstanding, respectively)	(1,060,322)	(1,364,978)

Total Partners’ Equity (Deficit)	(984,866)	(1,292,599)

Total Liabilities and Partners’ Equity (Deficit)	$37,130	$29,928

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014 and 2013

(unaudited)

	2014	2013
	Three Months	Three Months

Income:
Reporting fees	$6,000	$-

Total income	6,000	-

Operating expenses:
Asset management fees (Note 3)	9,093	12,110
Legal and accounting fees	5,383	83,589
Write off of other assets	1,480	-
Other	2,018	5,424

Total operating expenses	17,974	101,123

Loss from operations	(11,974)	(101,123)

Gain on sale of Local Limited Partnership	319,705	-

Interest Income	2	-

Net income (loss):	$307,733	$(101,123)

Net income (loss) allocated to:
General Partner	$3,077	$(1,011)

Limited Partners	$304,656	$(100,112)

Net income (loss) per Partnership Unit	$12	$(4)

Outstanding weighted Partnership Units	24,803	24,903

See accompanying notes to condensed financial statements

F-2

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2014

(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$72,379	$(1,364,978)	$(1,292,599)

Net income	3,077	304,656	307,733

Partners’ equity (deficit) at June 30, 2014	$75,456	$(1,060,322)	$(984,866)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2014 and 2013

(unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$307,733	$(101,123)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Local Limited Partnerships	(319,705)	-
Decrease (increase) in other assets	1,260	(1,480)
Increase (decrease) in accounts payable	2,460	(10,609)
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(302,991)	102,603

Net cash used in operating activities:	(311,243)	(10,609)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	319,705	-

Net cash provided by investing activities	319,705	-

Net increase (decrease) in cash	8,462	(10,609)

Cash, beginning of period	17,011	27,618

Cash, end of period	$25,473	$17,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended June 30, 2014

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. The investors in the Partnership (“Limited Partners”) will be allocated the remaining 99% of these items in proportion to their respective investments. As of June 30, 2014, a total of 24,803 Partnership Units remain outstanding. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

For the Quarterly Period Ended June 30, 2014

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

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

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

For the Quarterly Period Ended June 30, 2014

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of June 30, 2014.

As of March 31, 2014, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P., Enhance, L.P., El Reno Housing Associates, L.P., Austin Gateway Ltd. and Hughes Villas. The Housing Complexes of United Development Co., L.P. 97.1 and United Development Co., L.P. 97.2 had also been sold as of March 31, 2014.

During the period ended June 30, 2014, the Housing Complex of Hillcrest Heights was sold, terminating the Partnership’s interest in the Local Limited Partnership. Hillcrest Heights was appraised for $860,000 and had a mortgage balance of $385,000 as of December 31, 2013. The Partnership received $324,656 in cash proceeds, of which $249,656 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $75,000 was used to pay accrued asset management fees. The sales related expenses were $4,951 resulting in a gain on sale of $319,705. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required

As of June 30, 2014, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales proceeds		Estimated sales related expenses		Estimated gain (loss) on sale
Bradley Villas, L.P.	8/31/2014	$98,000	$509,000	$1		$3,600		$(3,599)
Mark Twain Senior Community, L.P.	8/08/2014	1,800,000	1,454,000	(**	)	(**	)	(**	)
Spring Valley Terrace Apartments, LLC	8/15/2014	215,000	690,000	10,000		3,416		6,584
Mansur Wood Living Center, L.P	N/A	2,750,000	2,862,000	60,000		2,562		57,438
Apartment Housing of Theodore, LTD	N/A	425,000	981,000	(*	)	2,425		(*	)

N/A- The estimated close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing. Contracts have been drafted and are currently under review by potential purchasers of the Local Limited Partnership interest.

(*)-As of the date of this report, the estimated purchase price is still unknown.

(**)-See Note 5 for information regarding subsequent event disposition.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Compliance Period for Bradley Villas, L.P, Mark Twain Senior Community, L.P, Spring Valley Terrace Apartments, LLC, and Apartment Housing of Theodore, LTD, has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. The Compliance Period for Mansur Wood Living Center, L.P expires December 31, 2015. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

“Equity in losses of Local Limited Partnerships” for the periods ended June 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

For the Quarterly Period Ended June 30, 2014

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2014, all of the investment balances had reached zero.

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

Income Taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership owns Local Limited Partnership interests in 5 and 6 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 301 and 333 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the three months ended June 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$394,000	$599,000

Expenses:
Interest expense	79,000	120,000
Depreciation and amortization	157,000	206,000
Operating expenses	313,000	455,000
Total expenses	549,000	781,000

Net loss	$(155,000)	$(182,000)
Net loss allocable to the Partnership	$(153,000)	$(182,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $9,093 and $12,110 were incurred during the three months ended June 30, 2014 and 2013, respectively, of which $75,000 and $0 was paid during the three months ended June 30, 2014 and 2013, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $249,656 and $0 were made during the three months ended June 30, 2014 or 2013, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the partnership agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	June 30, 2014	March 31, 2014

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$117,535	$354,619
Advances made to the Partnership from the General Partner or affiliates	227,025	227,025
Asset management fee payable	674,976	740,883

Total	$1,019,536	$1,322,527

The General Partner and/or its affiliates does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended June 30, 2014

(unaudited)

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2014 and March 31, 2014, the Partnership in total had voluntarily advanced $279,580 and $312,223 to two Local Limited Partnerships, Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the three months ended June 30, 2014. All advances were reserved for in full during the period they were advanced.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2014 the underlying Housing Complex of Mark Twain Senior Community, L.P. (“Mark Twain”) was sold for $3,895,000, resulting in the termination of the Partnership’s interest in the Local Limited Partnership. The investment balance was zero at the time of sale. Mark Twain had a mortgage balance of $1,454,330 as of December 31, 2013. The Partnership is expecting approximately $1,518,000 in sales proceeds to be distributed from the Local Limited Partnership after payment of the outstanding mortgage, other debts and selling expenses. The proceeds will be used to reimburse the General Partner or affiliates for expenses paid on its behalf, and to be placed in the Partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners. The estimated sales related expenses are $6,750. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2014 consisted of $25,000 in cash and $12,000 in other assets. Liabilities at June 30, 2014 consisted of $2,000 in accounts payable and $1,020,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership’s net income for the three months ended June 30, 2014 was $308,000, reflecting an increase of $409,000 from the $(101,000) net loss experienced for the three months ended June 30, 2013. The increase in net income was partially due to a $320,000 increase in gain on sale of Local Limited Partnerships for the three months ended June 30, 2014. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. For the three months ended June 30, 2014, legal and accounting expenses decreased by $78,000 compared to the three months ended June 30, 2013. This was due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2), and proxy expenses for potential dispositions incurred during the three months ended June 30, 2013. Reporting fees increased by $6,000 for the three months ended June 30, 2014. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for payment. Asset management fees decreased by $3,000 for the three months ended June 30, 2014 due to the fact that the fees are calculated based on the value of invested assets, which decreased due to the sales of Local Limited Partnerships. There was an increase of $(1,000) in write off of other assets for the three months ended June 30, 2014. Capitalized costs from the potential disposition of Local Limited partnerships were expensed due to the length of time it had taken to dispose of the properties.

3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The Partnership had a net increase in cash during the three months ended June 30, 2014 of $8,000 compared to $(11,000) in cash used during the three months ended June 30, 2013. The increase during the three months ended June 30, 2014 was due to a $320,000 increase in net cash proceeds from the disposition of its Local Limited Partnership. During the three months ended June 30, 2014, there were no payments to outstanding accounts payable compared to $(11,000) paid during the three months ended June 30, 2013. During the three months ended June 30, 2014, the Partnership paid $(250,000) and $(75,000) to the General Partner or an affiliate for reimbursements of operating expenses paid on behalf of the Partnership and for accrued asset management fees, respectively, compared to no such payments during the three months ended June 30, 2013. Each quarter the Partnership evaluates the cash position and determines how much of operating expense reimbursements and accrued asset management fees will be paid to the General Partner or affiliates.

During the three months ended June 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by approximately $303,000. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of June 30, 2014, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through August 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

4

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

5

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three months ended June 30, 2014 and June 30, 2013, (iii) the Statement of Partners’ Equity (Deficit) for the three months ended June 30, 2014, (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013, and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

6

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

Date: August 12, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 12, 2014

7