Form 10-Q
period 2014-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2014-12-16
CIK 1036500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended September 30, 2014

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2014	March 31, 2014

ASSETS

Cash	$55,246	$17,011
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	6,147	12,917
Advances to Local Limited Partnerships (Note 4)	-	-

Total Assets	$61,393	$29,928

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to General Partner and affiliates (Note 3)	$20,378	$1,322,527

Total Liabilities	20,378	1,322,527

Partners’ Equity (Deficit):
General Partner	(365,235)	72,379
Limited Partners (25,000 Partnership Units authorized; 24,803 and 24,853 Partnership Units issued and outstanding, respectively)	406,250	(1,364,978)

Total Partners’ Equity (Deficit)	41,015	(1,292,599)

Total Liabilities and Partners’ Equity	$61,393	$29,928

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2014 and 2013

(unaudited)

	2014		2013
	Three Months	Six Months	Three Months	Six Months

Operating income:
Reporting fees	$2,125	$8,125	$-	$-
Total operating income	2,125	8,125	-	-

Operating expenses:
Asset management fees (Note 3)	8,198	17,291	12,110	24,220
Legal and accounting fees	26,950	32,333	45,128	128,717
Write off of other assets	-	1,480	-	-
Other	4,501	6,519	5,369	10,793

Total operating expenses	39,649	57,623	62,607	163,730

Loss from operations	(37,524)	(49,498)	(62,607)	(163,730)

Gain on sale of Local Limited Partnerships	1,518,907	1,838,612	-	-

Interest income	3	5	1	1

Net income (loss)	$1,481,386	$1,789,119	$(62,606)	$(163,729)

Net income (loss) allocated to:
General Partner	$14,814	$17,891	$(626)	$(1,637)

Limited Partners	$1,466,572	$1,771,228	$(61,980)	$(162,092)

Net income (loss) per Partnership Unit	$59	$71	$(3)	$(7)

Outstanding weighted Partnership Units	24,803	24,803	24,903	24,903

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Six Months Ended September 30, 2014

(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$72,379	$(1,364,978)	$(1,292,599)

Net income	17,891	1,771,228	1,789,119

Return of capital (Note 5)	(455,505)	-	(455,505)

Partners’ equity (deficit) at September 30, 2014	$(365,235)	$406,250	$41,015

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2014 and 2013

(unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,789,119	$(163,729)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in accounts payable	-	(10,609)
(Increase) decrease in other assets	6,770	(1,480)
Gain on sale of Local Limited Partnerships	(1,838,612)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	(1,302,149)	165,209

Net cash used in operating activities	(1,344,872)	(10,609)

Cash flows from investing activities:
Net proceeds from sale of Local Limited Partnerships	1,838,612	-

Net cash provided by investing activities:	1,838,612	-

Cash flows from financing activities:
Return of capital	(455,505)	-

Net cash used in financing activities	(455,505)	-

Net increase (decrease) in cash	38,235	(10,609)

Cash, beginning of period	17,011	27,618

Cash, end of period	$55,246	$17,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$800

NONCASH INVESTING AND FINANCING ACTIVITIES:
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$-	$71,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended September 30, 2014

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of September 30, 2014 and March 31, 2014, a total of 24,803 and 24,853 Partnership Units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of September 30, 2014.

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

During the period ended September 30, 2014, the Housing Complex of Hillcrest Heights was sold, terminating the Partnership’s interest in the Local Limited Partnership. Hillcrest Heights was appraised for $860,000 and had a mortgage balance of $385,000 as of December 31, 2013. The Partnership received $324,656 in cash proceeds, of which $249,656 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $75,000 was used to pay accrued asset management fees. The sales related expenses were $4,951 resulting in a gain on sale of $319,705. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

During the period ended September 30, 2014, the Housing Complex of Mark Twain Senior Community, L.P (Mark Twain) was sold, terminating the Partnership’s interest in the Local Limited Partnership. Mark Twain was appraised for $1,800,000 and had a mortgage balance of $1,454,000 as of December 31, 2013. The Partnership received $1,518,177 in cash proceeds, of which $108,240 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, $674,976 was used to pay accrued asset management fees, $455,505 to reimburse the General Partner or its affiliates for debts previously written off, $259,351 for outstanding payables due to the General Partner or its affiliates for advances made to Local Limited Partnerships and $20,075 was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $7,770 resulting in a gain on sale of $1,510,407. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

During the period ended September 30, 2014, the Local Limited Partnership interest of Spring Valley Terrace Apartments, LLC (Spring Valley) was sold. Spring Valley was appraised for $215,000 and had a mortgage balance of $690,000 as of December 31, 2013. The Partnership received $10,000 in cash proceeds which was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $1,500 resulting in a gain on sale of $8,500. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of September 30, 2014, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales proceeds	Estimated sales related expenses	Estimated gain (loss) on sale
Bradley Villas, L.P.	N/A	$98,000	$509,000	(*)	$1,350	(*)
Mansur Wood Living Center, L.P.	N/A	2,750,000	2,962,000	234,000	2,622	$231,378
Apartment Housing of Theodore, LTD.	N/A	425,000	981,000	(*)	2,175	(*)

N/A- The estimated close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing. Contracts have been drafted and are currently under review by potential purchasers of the Local Limited Partnership interest.

(*)-As of the date of this report, the estimated purchase price is still unknown.

The Compliance Period for Bradley Villas, L.P. and Apartment Housing of Theodore, LTD., has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. The Compliance Period for Mansur Wood Living Center, L.P. expires December 31, 2015. Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

For the Quarterly Period Ended September 30, 2014

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for the periods ended September 30, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and six-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2014, all of the investment balances had reached zero.

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

For the Quarterly Period Ended September 30, 2014

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

For the Quarterly Period Ended September 30, 2014

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership owns limited partnership interests in 3 and 6 Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate 175 and 333 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the six months ended September 30, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$653,000	$1,197,000

Expenses:
Interest expense	142,000	240,000
Depreciation and amortization	279,000	413,000
Operating expenses	489,000	910,000
Total expenses	910,000	1,563,000

Net loss	$(257,000)	$(366,000)
Net loss allocable to the Partnership	$(254,000)	$(364,000)
Net loss recorded by the Partnership	$-	$-

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Period Ended September 30, 2014

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $17,291 and $24,220 were incurred during the six months ended September 30, 2014 and 2013, respectively, of which $749,976 and $0 was paid during the six months ended September 30, 2014 and 2013, respectively.

(b)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements of $357,896 and $0 were made during the six months ended September 30, 2014 and 2013, respectively.

(c)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 12% through December 31, 2008 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	September 30, 2014	March 31, 2014
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$12,180	$354,619
Advances made to the Partnership from the General Partner or affiliates	-	227,025
Asset management fee payable	8,198	740,883

Total	$20,378	$1,322,527

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2014 and March 31, 2014, the Partnership in total had voluntarily advanced $279,580 and $312,223 to two Local Limited Partnerships, Hillcrest Heights, L.P. and Mansur Wood Living Center, L.P. No advances were made during the six months ended September 30, 2014. All advances were reserved for in full during the period they were advanced.

NOTE 5 - RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate. The debt was a result of advances that had previously been made to the Partnership by the General Partner or affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the six months ended September 30, 2014, $455,505 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sales proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at September 30, 2014 consisted of $55,000 in cash and $6,000 in other assets. Liabilities at September 30, 2014 consisted of $20,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013. The Partnership’s net income for the three months ended September 30, 2014 was $1,481,000 reflecting an increase of approximately $1,544,000 from the $63,000 net loss experienced for the three months ended September 30, 2013. The increase was partially due to an increase of $1,519,000 in gain on sale of Local Limited Partnerships during the three months ended September 30, 2014. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. For the three months ended September 30, 2014, legal and accounting expenses decreased by $18,000 compared to the three months ended September 30, 2013. This was due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2) during the three months ended September 30, 2013. Reporting fees increased by $2,000 for the three months ended September 30, 2014. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for payment. There was a $4,000 decrease in asset management fees during the three months ended September 30, 2014. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013. The Partnership’s net income for the six months ended September 30, 2014 was $1,789,000, reflecting an increase of approximately $1,953,000 from the $164,000 net loss experienced for the six months ended September 30, 2013. The increase was partially due to an increase of $1,839,000 in gain on sale of Local Limited Partnerships during the six months ended September 30, 2014. The gains recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. For the six months ended September 30, 2014, legal and accounting expenses decreased by $97,000 compared to the three months ended September 30, 2013. This was due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P. – 97.1 (“UD 97.1”) and United Development Co., L.P. – 97.2 (“UD 97.2”) incurred during the six months ended September 30, 2013. Reporting fees increased by $8,000 for the six months ended September 30, 2014. Local Limited Partnerships pay reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for payment. There was a $7,000 decrease in asset management fees during the six months ended September 30, 2014. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees that are incurred. There was an increase of $1,000 in write off of other assets for the six months ended September 30, 2014. Capitalized costs from the potential disposition of Local Limited partnerships were expensed due to the length of time it had taken to dispose of the properties.

Liquidity and Capital Resources

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013. The net increase in cash during the six months ended September 30, 2014 was $38,000 compared to a net decrease in cash during the six months ended September 30, 2013 of $11,000. The increase during the six months ended September 30, 2014 was due to a $1,839,000 increase in net cash proceeds from the disposition of its Local Limited Partnerships. Proceeds received from the disposition of Local Limited partnerships will vary from period to period as discussed above. Additionally, the Partnership paid $456,000 of disposition proceeds to the General partner for advances previously forgiven and $259,000 to the General Partner for outstanding payables for advances made to Local Limited Partnerships. During the six months ended September 30, 2014, there were no payments to outstanding accounts payable compared to $11,000 paid during the six months ended September 30, 2013. During the six months ended September 30, 2014, the Partnership paid to the General Partner or an affiliate for accrued asset management fees and reimbursements of operating expenses which were paid on its behalf $750,000 and $358,000 compared to no reimbursements made to the General Partner or an affiliate during the six months ended September 30, 2013.

During the six months ended September 30, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $1,302,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at September 30, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and six months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013, (iv) the Statement of Partner’s Equity (Deficit) for the six months ended September 30, 2014 and (v) the Notes to Condensed Financial Statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P. SERIES 5

By:	WNC & ASSOCIATES, INC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date:	December 16, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:	December 16, 2014

