Form 10-Q
period 2014-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 5
filed 2015-02-06
CIK 1036500

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-24855

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5

California	33-0745418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17782 Sky Park Circle
Irvine, CA	92614-6404
(Address of principal executive offices)	(Zip Code)

(714) 662-5565
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

INDEX TO FORM 10 – Q

For the Quarterly Period Ended December 31, 2014

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2014	March 31, 2014

ASSETS

Cash	$35,249	$17,011
Investments in Local Limited Partnerships, net (Note 2)	-	-
Other assets	2,811	12,917
Due from affiliates, net (Note 4)	-	-

Total Assets	$38,060	$29,928

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Accrued fees and expenses due to
General Partner and affiliates (Note 3)	$39,447	$1,322,527

Total Liabilities	39,447	1,322,527

Partners’ Equity (Deficit):
General Partner
Limited Partners (25,000 Partnership Units authorized;	(365,659)	72,379
24,793 and 24,853 Partnership Units issued and outstanding, respectively)	364,272	(1,364,978)

Total Partners’ Equity (Deficit)	(1,387)	(1,292,599)

Total Liabilities and Partners’ Equity (Deficit)	$38,060	$29,928

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2014 and 2013
(unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months

Operating income:
Reporting fees	$-	$8,125	$-	$-

Total operating income	-	8,125	-	-

Operating expenses:
Asset management fees (Note 3)	$7,307	$24,598	$10,090	$34,310
Legal and accounting fees	7,343	39,676	14,612	143,329
Write off of other assets	4,737	6,217	-	-
Write off of advance to Local Limited Partnerships	20,500	20,500	-	-
Other	1,669	8,188	1,840	12,633

Total operating expenses	41,556	99,179	26,542	190,272

Loss from operations	(41,556)	(91,054)	(26,542)	(190,272)

Gain (loss) on sale of Local Limited Partnerships	(849)	1,837,763	(7,796)	(7,796)

Interest income	3	8	1	2

Net income (loss)	$(42,402)	$1,746,717	$(34,337)	$(198,066)

Net income (loss) allocated to:
General Partner	$(424)	$17,467	$(343)	$(1,981)

Limited Partners	$(41,978)	$1,729,250	$(33,994)	$(196,085)

Net income (loss) per Partnership Unit	$(1)	$70	$(1)	$(8)

Outstanding weighted Partnership Units	24,793	24,793	24,858	24,858

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENT OF PARTNERS’ EQUITY (DEFICIT)

For the Nine Months Ended December 31, 2014
(unaudited)

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2014	$72,379	$(1,364,978)	$(1,292,599)

Net income	17,467	1,729,250	1,746,717

Return of capital (Note 5)	(455,505)	-	(455,505)

Partners’ equity (deficit) at December 31, 2014	$(365,659)	$364,272	$(1,387)

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Quarterly Period Ended December 31, 2014
(unaudited)

	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,746,717	$(198,066)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Decrease in accounts payable	-	(10,609)
(Increase) decrease in other assets	10,106	(6,507)
Write off of advance to Local Limited Partnerships	20,500	-
(Gain) loss on sale of Local Limited Partnerships	(1,837,763)	7,796
Increase (decrease) in accrued fees and expenses due to
General Partner and affiliates	(1,283,080)	204,574

Net cash used in operating activities	(1,343,520)	(2,812)

Cash flows from investing activities:
Advances to Local Limited Partnerships	(20,500)	--
Net proceeds (payments) from sale of investments in Local Limited Partnerships	1,837,763	(7,796))

Net cash provided by (used in) investing activities	1,817,263	(7,796)

Cash flows from financing activities:
Return of capital	(455,505)	-

Net cash used in financing activities	(455,505)	-

Net increase (decrease) in cash	18,238	(10,608)

Cash, beginning of period	17,011	27,618

Cash, end of period	$35,249	$17,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Advances made to the Partnership by the General Partner in prior years were converted to General Partner equity.	$-	$71,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.  For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

The Partnership Agreement authorized the sale of up to 25,000 units of limited partnership interest (“Partnership Units”) at $1,000 per Partnership Unit. The offering of Partnership Units has concluded and 25,000 Partnership Units, representing subscriptions in the amount of $24,918,175, net of discounts of $54,595 for volume purchases and dealer discounts of $27,230 had been accepted.  The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and Low Income Housing Tax Credits of the Partnership. As of December 31, 2014 and March 31, 2014, a total of 24,793 and 24,853 Partnership units, respectively, remain outstanding.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion.  While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2014.

As of March 31, 2014, the Partnership had sold its Local Limited Partnership Interest in Murfreesboro Villas, L.P., Concord Apartment Partners, L.P., Chillicothe Plaza Apartments, L.P., Enhance, L.P., El Reno Housing Associates, L.P., Austin Gateway Ltd. and Hughes Villas Limited Partnership. The Housing Complexes of United Development Co., L.P. 97.1 and United Development Co., L.P. 97.2 had also been sold as of March 31, 2014.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

During the period ended December 31, 2014, the Housing Complex of Hillcrest Heights, L.P. (“Hillcrest Heights”) was sold, terminating the Partnership’s interest in the Local Limited Partnership. Hillcrest Heights was appraised for $860,000 and had a mortgage balance of $385,000 as of December 31, 2013. The Partnership received $324,656 in cash proceeds, of which $249,656 was used to reimburse the General Partner or affiliates for expenses paid on its behalf and $75,000 was used to pay accrued asset management fees. The sales related expenses were $4,951 resulting in a gain on sale of $319,705. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

During the period ended December 31, 2014, the Housing Complex of Mark Twain Senior Community, L.P (“Mark Twain”) was sold, terminating the Partnership’s interest in the Local Limited Partnership. Mark Twain was appraised for $1,800,000 and had a mortgage balance of $1,454,000 as of December 31, 2013. The Partnership received $1,518,177 in cash proceeds, of which $108,240 was used to reimburse the General Partner or affiliates for expenses paid on its behalf, $674,976 was used to pay accrued asset management fees, $455,505 to reimburse the General Partner or its affiliates for debts previously written off, $259,351 for outstanding payables due to the General Partner or its affiliates for advances made to Local Limited Partnerships and $20,075 was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $7,770 resulting in a gain on sale of $1,510,407. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

During the period ended December 31, 2014, the Local Limited Partnership interest of Spring Valley Terrace Apartments, LLC (“Spring Valley”) was sold. Spring Valley was appraised for $215,000 and had a mortgage balance of $690,000 as of December 31, 2013. The Partnership received $10,000 in cash proceeds which was placed in the Partnership’s reserves for future operating expenses. The sales related expenses were $1,500 resulting in a gain on sale of $8,500. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

During the period ended December 31, 2014, the Local Limited Partnership interest of Bradley Villas, L.P. (“Bradley Villas”). was sold.  Bradley Villas was appraised for $98,000 and had a mortgage balance of $509,000 as of December 31, 2013. The Partnership received $1 in cash proceeds.  The sales related expenses were $850 resulting in a loss of sale of $849. The investment balance was zero at the time of the sale of the Local Limited Partnership. The Compliance Period has been completed therefore there is no risk of recapture and investor approval was not required.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

As of December 31, 2014, the Partnership has identified the following Local Limited Partnerships for possible disposition as listed in the table below.

Local Limited Partnerships	Expected closing date	Appraisal value	Mortgage balance of Local Limited Partnership as of 12/31/2013	Estimated sales proceeds		Estimated sales related expenses	Estimated gain (loss) on sale
Mansur Wood Living Center, L.P.	N/A	$2,750,000	$2,962,000	(*	)	$2,810	(*	)
Apartment Housing of Theodore, LTD	N/A	425,000	981,000	(*	)	-	(*	)

N/A- The estimated close date has yet to be determined. The Local Limited Partnership is not under contract to be purchased as of the report filing.

(*)-As of the date of this report, the estimated purchase price is still unknown.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Compliance Period for Apartment Housing of Theodore, LTD, has expired so there is no risk of tax credit recapture to the investors in the Partnerships and investor approval is not required. The Compliance Period for Mansur Wood Living Center, L.P expires December 31, 2015.  Once the sales are finalized, the Partnership will use the cash proceeds to reimburse the General Partner or an affiliate for expenses paid on its behalf or pay accrued asset management fees. Any remaining proceeds will be placed in the partnership’s reserves for future operating expenses. No distributions will be made to the Limited Partners.

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

“Equity in losses of Local Limited Partnerships” for the periods ended December 31, 2014 and 2013 has been recorded by the Partnership. Management’s estimate for the three and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

Distributions received by the Partnership are accounted for as a reduction of the investment balance.  Distributions received after the investment has reached zero are recognized as income.  As of December 31, 2014, all of the investment balances had reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2014 and March 31, 2014, the Partnership owns limited partnership interests in 2 and 6 Local Limited Partnerships, respectively, each of which owns one Housing Complex consisting of an aggregate of 155 and 333 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

Selected financial information for the nine months ended December 31, 2014 and 2013 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2014	2013

Revenues	$912,000	$1,521,000

Expenses:
Interest expense	204,000	282,000
Depreciation and amortization	402,000	510,000
Operating expenses	664,000	1,161,000
Total expenses	1,270,000	1,953,000

Net loss	(358,000)	(432,000)
Net loss allocable to the Partnership	$(354,000)	$(429,000)
Net loss recorded by the Partnership	$-	$-

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)
An annual asset management fee equal to 0.2% of the Invested Assets of the Partnership, as defined respectively. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships.  Asset management fees of $24,598 and $34,310 were incurred during the nine months ended December 31, 2014 and 2013, respectively, of which $749,976 and $0 was paid during the nine months ended December 31, 2014 and 2013, respectively.

(b)
The Partnership reimburses the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements paid were $357,895 and $0 during the nine months ended December 31, 2014 and 2013, respectively.

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

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	December 31, 2014	March 31, 2014

Expenses paid by the General Partner or an affiliate on behalf of the Partnership	$23,942	$354,619
Advances made to the Partnership from the General Partner or affiliates	-	227,025
Asset management fee payable	15,505	740,883

Total	$39,447	$1,322,527

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 5
 (A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Period Ended December 31, 2014
(unaudited)

NOTE 4 - ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December, 2014 and March 31, 2014, the Partnership in total had voluntarily advanced $300,080 and $279,580, respectively, to Mansur Wood Living Center, L.P. All advances were reserved for in full during the period they were advanced. As of March 31, 2014, the Partnership had voluntarily advanced $32,623 to Hillcrest Heights, L.P. All advances were reserved for in full during the period they were advanced. Hillcrest Heights, L.P was sold during the period ended December 31, 2014, therefore, the related advances and reserves were written off.

NOTE 5 - RETURN OF CAPITAL

During prior years, the Partnership was relieved of debt which was owed to the General Partner or an affiliate. The debt was a result of advances that had previously been made to the Partnership by the General Partner or affiliate to aid the Partnership in providing funding to several Local Limited Partnerships which were experiencing operational issues. During the nine months ended December 31, 2014, $455,505 was reimbursed to the General Partner for repayment of the previously written off amounts, the repayment was a result of the sales proceeds that resulted from the disposition of one of the Local Limited Partnerships.

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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2014 and 2013, and should be read in conjunction with the condensed unaudited financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at December 31, 2014 consisted of $35,000 in cash and $3,000 in other assets.  Liabilities at December 31, 2014 consisted of $39,000 of accrued fees and expenses due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013. The Partnership’s net loss for the three months ended December 31, 2014 was $42,000 reflecting a decrease of approximately $8,000 from the $34,000 net loss experienced for the three months ended December 31, 2013. The increase in net loss was partially due to a $21,000 increase in write off of advances to Local Limited Partnerships for the three months ended December 31, 2014. The advances and write offs vary from period to period based on the needs of the Local Limited Partnership. There was a $7,000 decrease in legal and accounting fees for the three months ended December 31, 2014. The decrease was due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P.- 97.1 (“UD 97.1) and United Development Co., L.P.- 97.2 (“UD 97.2) during the three months ended  December 31, 2013. Loss on sale of Local Limited Partnerships decreased by $7,000 during the nine months ended December 31, 2014.  The losses recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. There was a $3,000 decrease in asset management fees during the three months ended December 31, 2014. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decrease, thereby decreasing the asset management fees. Lastly, there was an increase of $5,000 in write offs of other assets. Capitalized costs from potential disposition of Local Limited Partnerships were expensed due to the length of time it has taken to dispose those properties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013 The Partnership’s net income for the nine months ended December 31, 2014 was $1,747,000, reflecting an increase of approximately $1,945,000 from the $198,000  net loss experienced for the nine months ended December 31, 2013.  The increase was partially due to an increase of $1,846,000 in gain (loss) sale of Local Limited Partnerships during the nine months ended December 31, 2014.  The gains or losses recorded vary from period to period depending on sale prices and values of Local Limited Partnerships sold. For the nine months ended December 31, 2014, legal and accounting fees decreased by $104,000 compared to the nine months ended December 31, 2013. The decrease was due to legal expenses related to the Wells Fargo lawsuit against the Local General Partner of United Development Co., L.P.-97.1 (“UD 97.1) and United Development Co., L.P.- 97.2 (“UD 97.2) during the three months ended  December 31, 2013. There was an increase of $21,000 in write off of advances due to Local Limited Partnerships for the nine months ended December 31, 2014. The advances and write off vary from period to period based on the needs of the Local Limited Partnerships.  There was a $10,000 decrease in asset management fees during the nine months ended December 31, 2014. These fees are calculated based on the Invested Assets. As Local Limited Partnerships are sold, the Invested Assets decreased, thereby decreasing the asset management fees that are incurred. There was an increase of $6,000 in write offs of other assets during the nine months ended December 31, 2014. Capitalized costs from the potential disposition of Local Limited Partnerships were expensed due to the length of time it had taken to dispose of the properties. Lastly, reporting fees increased by $8,000 during the nine months ended December 31, 2014. Local Limited Partnerships pay reporting fees to the Partnership when Local Limited Partnerships’ cash flows allow for payment.

Liquidity and Capital Resources

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013 The net increase in cash during the nine months ended December 31, 2014 was $18,000 compared to a net decrease in cash during the nine months ended December 31, 2013 of $11,000. The change was partially due to a $1,846,000 increase in net cash proceeds from the disposition of its Local Limited Partnership. Proceeds received from the disposition of local Limited Partnerships will vary from period to period as discussed above. In addition, the Partnership paid $456,000 of disposition proceeds to the General partner for advances previously forgiven. During the nine months ended December 31, 2014, the Partnership advanced $21,000 to Local Limited Partnerships.  The advances to troubled Local Limited Partnerships can vary each year depending on the operations of the individual Local Limited Partnerships. During the nine months ended December 31, 2014, there were no payments to outstanding accounts payable compared to $11,000 paid during the nine months ended December 31, 2013. The Partnership reimbursed $358,000 and $750,000 to the general partner of affiliates for operating expenses paid on its behalf and accrued asset management fees during the nine months ended December 31, 2014 compared to no such payments during the nine months ended December 31, 2013.

During the nine months ended December 31, 2014, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner, decreased by $1,283,000. The General Partner does not anticipate that the balance of the accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

(b)           Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

NONE

Item 1A. Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

Item 5. Other Information

NONE

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at December 31, 2014 and March 31, 2014, (ii) the Condensed Statements of Operations for the three and nine months ended December 31, 2014 and December 31, 2013, (iii) the Statement of Partners' Equity (Deficit) for the nine months ended December 31, 2014, (iv) the Condensed Statements of Cash Flows for the nine months ended December 31, 2014 and December 31, 2013, and (v) the Notes to Condensed Financial Statements.

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

By:  WNC & ASSOCIATES, INC. General Partner

By: /s/  Wilfred N. Cooper, Jr.

Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: February 6, 2015

By:  /s/ Melanie R. Wenk

Melanie R. Wenk
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 6, 2015